Form 10-Q
period 2005-03-31
RIDGEWOOD ENERGY K FUND LLC
filed 2005-08-11
CIK 1285480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




                        Commission File Number 000-51266

                          RIDGEWOOD ENERGY K FUND, LLC
             (Exact name of registrant as specified in its charter)


                     Delaware                               68-0580588
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                Identification No.)


                  1314 King Street, Wilmington, Delaware 19801
               (Address of principal executive offices) (Zip code)



                                 (201) 447-9000
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]No [x]

     As of August 11, 2005 there were 480.705 shares of beneficial interest of the registrant outstanding.

                                Table of Contents

                                                                                                               Page
Part I - FINANCIAL INFORMATION ..................................................................................3
Item 1. Financial Statements: ...................................................................................3
     Balance Sheets (unaudited) as of March 31, 2005 and December 31, 2004 ......................................3
     Statement of Operations (unaudited) for the three months ended March 31, 2005 ..............................4
     Statement of Cash Flow (unaudited) for the three months ended March 31, 2005 ...............................5
     Notes to Unaudited Financial Statements ....................................................................6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ...................8
Item 3. Quantitative and Qualitative Disclosures About Market Risk ..............................................10
Item 4. Controls and Procedures .................................................................................10

Part II - OTHER INFORMATION .....................................................................................10
Item 6. Exhibits ................................................................................................10
SIGNATURES ......................................................................................................11

PART I.          FINANCIAL INFORMATION

Item 1.            Financial Statements

                          RIDGEWOOD ENERGY K FUND, LLC

                                 BALANCE SHEETS

                                                                                       March 31, 2005        December 31, 2004
                                                                                         (Unaudited)
                                     ASSETS
Current assets:
Cash and cash equivalents                                                          $            12,807,267   $         18,861,719
Production Receivables                                                                             429,449                320,099
Prepaid expenses                                                                                    17,760                 31,081
                                                                                   -----------------------------------------------

Total current assets                                                                            13,254,476             19,212,899

Oil and gas properties:
     Proved properties                                                                          16,724,412             15,974,572
     Less: accumulated depreciation, depletion and amortization                                   (936,179)              (548,838)
     Drilling and development costs                                                             11,174,798              9,201,357
                                                                                   -----------------------------------------------

     Oil and gas properties, net                                                                26,963,031             24,627,091
                                                                                   -----------------------------------------------

Total assets                                                                       $            40,217,507   $         43,839,990
                                                                                   ===============================================

                      LIABILITIES AND SHAREHOLDERS' CAPITAL
Liabilities:
Accounts and accrued expenses payable                                              $               248,360   $          2,973,599
                                                                                   -----------------------------------------------

Commitments and contingencies (Note 4)

Shareholders' capital:
Capital contributions, net of fees, and syndication costs (534 shares authorized,
480.705 issued and outstanding)                                                                 63,084,321             63,084,321
Retained deficit                                                                               (23,115,174)           (22,217,930)
                                                                                   -----------------------------------------------

Total shareholders' capital                                                                     39,969,147             40,866,391
                                                                                   -----------------------------------------------

Total liabilities and shareholders' capital                                        $            40,217,507   $         43,839,990
                                                                                   ===============================================

   The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY K FUND, LLC

                             STATEMENT OF OPERATIONS

                                   (Unaudited)


                                                            Quarter Ended
                                                           March 31, 2005
Revenue
     Oil                                                $              32,719
     Gas                                                              389,559
     Interest income                                                   62,629
                                                        ----------------------

Total revenue                                                         484,907
                                                        ----------------------

Expenses
Dry hole costs                                                        465,549
Management fees                                                       442,875
Depletion and amortization                                            387,341
Lease operating expenses                                               65,283
Other expenses                                                         21,103
                                                        ----------------------

Total expenses                                                      1,382,151
                                                        ----------------------

Net loss                                                $            (897,244)
                                                        ======================


   The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY K FUND, LLC

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)


                                                                                                       Quarter Ended
                                                                                                       March 31, 2005
Cash flows used in operating activities:
Net loss                                                                                         $             (897,244)
                                                                                                 -----------------------
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
     Depletion Leasehold amortization                                                                           387,341
     Purchase of oil and gas properties                                                                      (2,723,281)
     Changes in assets and liabilities
          Increase in production revenue receivable                                                            (109,350)
          Decrease in prepaid expenses                                                                           13,321
          Decrease in accounts and accrued expenses payable                                                  (2,725,239)
                                                                                                 -----------------------

          Total adjustments                                                                                  (5,157,208)
                                                                                                 -----------------------

     Net cash used in operating activities and Net decrease in cash and cash equivalents                     (6,054,452)

     Cash and cash equivalents, beginning of period                                                          18,861,719
                                                                                                 -----------------------

     Cash and cash equivalents, end of period                                                    $           12,807,267
                                                                                                 =======================

   The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY K FUND, LLC

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Organization and Purpose

The Ridgewood Energy K Fund, LLC ("Fund"), a Delaware limited liability company, was formed on March 1, 2004 and operates pursuant to a limited liability company agreement ("Agreement") dated as of April 1, 2004 by and among Ridgewood Energy Corporation ("Manager"), and the shareholders of the Fund.

The Fund was organized to acquire, drill, construct and develop natural gas and oil properties located in the United States offshore waters of Texas and Louisiana in the Gulf of Mexico.

2. Summary of Significant Accounting Policies

     Basis of presentation

These interim financial statements have been prepared by the Fund's management, without audit, in accordance with accounting principles generally accepted in the United States and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund's financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of Americahave been condensed or omitted in these interim financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto for the period ended December 31, 2004 included in the Fund's Registration Statement on Form 10 filed with the SEC, as it may be amended from time to time. Although the Fund was formed on March 1, 2004, the Fund had no business operations or activities prior to April 22, 2004 and therefore no comparable financial information is provided for the period ended March 31, 2004.

     Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to environmental liabilities, impairment allowance and determination of proved reserves. Actual results may differ from those estimates.

     Oil and gas properties

Investments in oil and gas properties were operated by unaffiliated entities ("Operators") who are responsible for drilling, administering and producing activities for leases jointly owned by working interest owners pursuant to the terms of the applicable Operating Agreements. The Fund's portion of exploration, drilling, operating and equipment and capital expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

The successful efforts method of accounting for oil and gas producing activities is followed. Costs to acquire mineral interests in oil and gas properties, drill and equip exploratory wells to find proved reserves, drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed. There were $465,549 of dry hole costs expensed for the three months ended March 31, 2005.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss recognized in the event of impairment by providing an impairment allowance. Capitalized acquisition costs of producing oil and gas properties after recognizing estimated salvage values are depreciated and depleted by the unit-of-production method.

     Revenue Recognition

Oil and gas sales are recognized when delivery is made by the Operator to the purchaser and title transferred, i.e., production has been delivered to a pipeline or transport vehicle.

Interest income is recognized when earned.

     Assets Retirement Obligations

For a substantial portion of the assets, there are obligations to perform removal and remediation activities when the asset is retired. However, the fair value of the asset retirement obligations cannot be reasonably estimated, since the retirement dates are indeterminate. Asset retirement obligations will be recognized in the period the retirement dates are determined.

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, the long-lived assets, such as fixed assets, are evaluated when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying value to the estimated undiscounted cash flows attributable to that asset. The impairment loss recognized is the excess of the carrying value over the greater of the discounted cash flows attributable to the asset or the estimated fair value of the asset.

     Depletion and Amortization

Acquisition costs of proved properties are depleted (or amortized) on the basis of total estimated units of proved, developed and undeveloped, reserves. Other capitalized costs on proved properties are depleted (or amortized) on the basis of total estimated units of proved developed reserves. For the three months ended March 31, 2005, depletion and amortization totaled $387,341.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits.

     Income and Expense Allocation

Profits and losses are to be allocated85 % to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for items of expense, loss, deduction and credit attributable to the expenditure of shareholders' capital contributions which are allocated 99% to shareholders and 1% to the Manager.

3. Transactions with Manager

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions and receives 15% of distributions made out of operating income by the Fund. For the three months ended March 31, 2005, a management fee of $442,875 was paid. There were no distributions made by the Fund through March 31, 2005.

4. Commitment and Contingencies

     Environmental Considerations

The exploration for and development of oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.

     Salvage Fund

Pursuant to the Fund's Operating Agreement, a portion of monthly net revenue will be reserved in Salvage Funds, which we will separate into interest bearing accounts, until a Salvage Fund contains an amount equal to the anticipated cost of dismantling and removing production wells and platforms, in accordance with applicable federal and state laws and regulations. Currently, the fair value of the asset retirement obligations cannot be reasonably estimated, as the retirement dates are indeterminate.

     Insurance Coverage

The Fund is subject to all risks inherent in the exploration for and development of oil and gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon earnings and financial position.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will likely result," "will continue," "future" and similar terms and expressions. The forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of natural gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of today's date. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and operating results are based on our financial statements. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See "Notes to Unaudited Financial Statements" in Part I of this Form 10-Q for a presentation of the Fund's critical accounting principles. As there were no business operations until April 22, 2004, no discussion of the prior year period is contained in this MD&A.

Overview

The Fund commenced active operations on April 22, 2004 when it began its private offering of shares. During 2004, the Fund raised capital by selling 480.705 shares for $70,859,719. The Fund's primary business is obtaining economic interest in the exploration and development of natural gas projects. The business activities are managed by Ridgewood Energy Corporation, the Manager. The Fund does not directly explore for, or operate, any projects. The Manager, on behalf of the Fund, enters into operating agreements with third party operators for the exploration and possible development of projects. These third-party operators manage all day-to-day activities of projects, determine expenditures and report their activities to the Manager.

Results of Operations

Net revenues for the quarter ended March 31, 2005 were $484,907. Of this total, $389,559 was from the sale of natural gas, $32,719 was from the sale of oil and the Fund recorded interest income of $62,629. We have one producing property that began production in October 2004. Related depletion and amortization totaled $387,341 and related well operating expenses totaled $65,283.

The Fund reported a net loss of ($897,244) for the quarter ended March 31, 2005. The loss was primarily due to management fees paid to Ridgewood Energy, the

Manager, totaling $442,875 as well as dry hole expense of $465,549 for the quarter. The accounting, legal and insurance expense for the first quarter totaled $21,103.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $6.1 million during the first quarter of 2005 from $18.9 million at December 31, 2004 to $12.8 million at March 31, 2005.

During the quarter ended March 31, 2005, we purchased oil and gas properties totaling $2.7 million relating to projects and paid previously accrued expenses relating primarily to oil and gas properties of $2.7 million. The balance of cash was used to pay management fees to our Fund Manager offset by cash generated from oil and gas production.

To date, the Fund has not declared or paid cash dividends to its shareholders. The Manager may distribute available cash from operations which includes cash received by the Fund from the operation of the business (not including cash flow from dispositions and investor capital contributions), less well operating expenses and other cash expenditures and less reserves for Fund operating expenses, plug and abandonment costs and certain other actual and contingent liabilities. Distributions may include funds derived from the release of cash from operating reserves. Further, distributions will be made from operating cash flows rather than net income, or from available cash reserves in some instances. For purposes of generally accepted accounting principles, amounts of distributions in excess of accounting income may be considered to be capital in nature.

Future Trends

Revenue to the Fund is sensitive to changes in price received for natural gas production. Prevailing market prices fluctuate in response to many factors that are outside of our control such as the supply and demand for natural gas. Availability of alternative fuels also impacts the supply while other economic factors may impact the demand.

High natural gas prices have resulted in a strong demand for and a tight supply of drilling rigs necessary to drill new wells. The increased cost in daily rig rates could have a negative impact on the return to investors in the Fund. The shortage of drilling rigs could delay the employment of capital to such projects and thus delay revenue from operations.

Wells drilled may not have commercially productive natural gas reservoirs. In such an event, the Funds' revenue, future results of operations and financial condition would be adversely impacted.

Contractual Obligations

The Fund has entered into multiple Offshore Operating Agreements for the drilling and development of its investment properties. The financial obligations associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of March 31, 2005, such obligations total $6.7 million, all of which is expected to be paid within the following 12 months provided the wells are not dry. If the wells are unsuccessful, the development capital will be reallocated to one or more new unspecified projects.

The Manager receives an annual management fee of 2.5% of total capital contributions for administrative and advisory services as well as reimbursement of accounting, legal and insurance expenses. As additional compensation for its duties as Manager, it will also receive up to a maximum 15% of distributions from the Fund.

  Contractual Obligations
  as of March 31, 2005                                   Total                  Less than one year        1-3years
  --------------------                                   -----                  ------------------        --------
  Operating Lease Obligations
       West Cameron 76 #11  (i)                          3,145,383              3,145,383                 0
       West Cameron 556  (i)                             2,104,289              2,104,289                 0
       East Cameron 299  (i)                             1,446,070              1,446,070                 0
  Purchase Obligations
       Management Fees  (ii)                             1,992,251              1,771,504                 220,747
       Accounting & Legal  (ii)                          69,468                 33,080                    36,388
       Insurance Expense  (iii)                          354,165                300,882                   (iv)53,282

     i) Assumes the wells are commercially successful. If one or more of the wells is dry, the development capital will be reallocated to one or more new unspecified projects.
     ii) Although the management fee and legal and accounting fees are typically paid from operating income, we are estimating two years of expense until revenue reaches such levels.

     iii) Insurance expense represents $53,282 annually of Directors and Officers coverage that is allocated equally over 12 months in addition to well control insurance that is expensed in the quarter the well is spud (starts drilling). The well control insurance expense varies by well based on the projected depth of the well and as the Fund's working interest percentage in the well.
     iv) There will be additional well control insurance which cannot be estimated at the current time if one of the above wells is deemed unsuccessful.

Cash Reserves

The Fund is maintaining cash reserves of $23.4 million to be used for cost overruns, new projects, project development costs or Fund expenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and gas prices. The Fund has no market risk sensitive instruments held for trading purposes.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Fund's Chief Executive Officer and Chief Financial Officer, with the participation and assistance of other members of management, have evaluated the effectiveness of the design and operation of the Fund's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by Quarterly Report on Form 10-Q. Based upon that evaluation, the Fund's Chief Executive Officer and the Chief Financial Officer have concluded that the Fund's disclosure controls and procedures are effective, as of the end of the period covered by this Quarterly Report on Form 10-Q.

We do not expect that our disclosure controls or our internal controls will prevent all errors and all instances of fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all our control issues and instances of fraud, if any. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.


(b) Changes in Internal Control over Financial Reporting

No change in the Fund's internal control over financial reporting occurred during the Fund's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund's internal control over financial reporting.

Part II.         Other Information

Item 6.          Exhibits

     31.1 Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a)

     31.2 Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a)

     32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Company and Kathleen P. McSherry, Chief Financial Officer of the Company

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          RIDGEWOOD ENERGY K FUND, LLC


                                     By:   /s/  Robert E. Swanson
                                           -------------------------------------
Dated:    August 11, 2005                  Robert E. Swanson
                                           President and Chief Executive Officer
                                           (principal executive officer)


                                     By:   /s/  Kathleen P. McSherry
                                           -------------------------------------
Dated:    August 11, 2005                  Kathleen P. McSherry
                                           Senior Vice President and Chief
                                           Financial Officer (principal
                                           financial and accounting officer)

                                  EXHIBIT INDEX


31.1 Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2 Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a)

32   Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Company and Kathleen P. McSherry, Chief Financial Officer of the Company