Form 10-Q/A
period 2005-03-31
RIDGEWOOD ENERGY K FUND LLC
filed 2005-08-12
CIK 1285480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                  FORM 10-Q/A
                                Amendment No. 1


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

                                Explanatory Note
                                ----------------


Ridgewood Energy K Fund LLC, is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 solely to correct a figure reported in Item 2. "Cash Reserves" on page 10.

With the exception of the foregoing, no other information in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 has been supplemented, updated or amended.

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

Cash Reserves


The Fund is maintaining cash reserves of $6.1 million to be used for cost overruns, new projects, project development costs or Fund expenses.


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