Form 10-Q
period 2005-06-30
RIDGEWOOD ENERGY K FUND LLC
filed 2005-08-16
CIK 1285480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005


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



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

    As of August 15, 2005 there were 480.705 shares of beneficial interest of the registrant outstanding.

                                Table of Contents


                                                                                                                     Page

Part I - FINANCIAL INFORMATION ........................................................................................3
Item 1. Financial Statements: .........................................................................................3
     Balance Sheets (unaudited) as of June 30, 2005 and December 31, 2004 .............................................3
     Statement of Operations (unaudited) for the three and six months ended June 30, 2005 and 2004 ....................4
     Statement of Changes in Shareholders' Capital (unaudited) for the three and six months ended June 30, 2005 .......5
     Statement of Cash Flow (unaudited) for the six months ended June 30, 2005 and 2004 ...............................6
     Notes to Unaudited Financial Statements ..........................................................................7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .........................9
Item 3. Quantitative and Qualitative Disclosures About Market Risk ....................................................11
Item 4. Controls and Procedures .......................................................................................11

Part II - OTHER INFORMATION ...........................................................................................12
Item 6. Exhibits ......................................................................................................12
SIGNATURES ............................................................................................................12

PART I.      FINANCIAL INFORMATION

Item 1.  Financial Statements


                          RIDGEWOOD ENERGY K FUND, LLC

                                 BALANCE SHEETS

                                                                                   June 30, 2005         December 31, 2004
                                                                                    (Unaudited)
                                     ASSETS
      Current assets:
      Cash and cash equivalents                                                      $ 10,992,868          $ 18,861,719
      Production receivable                                                               640,972               320,099
      Due from affiliate                                                                  789,868                    --
      Prepaid expenses                                                                      4,440                31,081
                                                                                     ------------          ------------
      Total current assets                                                             12,428,148            19,212,899
                                                                                     ------------          ------------
      Oil and gas properties
                           Proved properties                                           17,891,580            15,974,572
                           Less: accumulated depreciation,
                           depletion and amortization                                  (1,765,569)             (548,838)
                           Drilling and development costs                              10,307,003             9,201,357
                                                                                     ------------          ------------
                           Oil and gas properties, net                                 26,433,014            24,627,091
                                                                                     ------------          ------------
                                                   Total assets                      $ 38,861,162          $ 43,839,990
                                                                                     ============          ============
                             LIABILITIES AND SHAREHOLDERS' CAPITAL
Current liabilities:
      Accounts and accrued expenses payable                                          $    793,117          $  2,973,599
                                                                                     ------------          ------------
Commitments and contingencies (Note 4)

Shareholders' capital:
      Capital contributions, net of fees and syndication costs
         (534 shares authorized, 480.705 issued and outstanding)                       63,084,321            63,084,321
      Distributions                                                                      (219,280)                   --
      Retained deficit                                                                (24,796,996)          (22,217,930)
                                                                                     ------------          ------------
                           Total shareholders' capital                                 38,068,045            40,866,391
                                                                                     ------------          ------------
                                                   Total liabilities and
                                                   shareholders' capital             $ 38,861,162          $ 43,839,990
                                                                                     ============          ============





   The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY K FUND, LLC

                             STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                             Three months ended                     Six months ended
                                                                  June 30,                              June 30,
                                                                  --------                              --------
                                                           2005               2004                2005                2004
                                                           ----               ----                ----                ----
Revenue
         Oil                                            $   149,015       $        --       $   181,734          $        --
         Gas                                                491,957                --           881,516                   --
         Interest income                                     77,839            26,479           140,468               26,479
                                                        -----------       -----------       -----------          -----------
                    Total revenue                           718,811            26,479         1,203,718               26,479
                                                        -----------       -----------       -----------          -----------
Expenses
         Dry hole costs                                     775,305                --         1,240,854                   --
         Depletion and amortization                         829,390                --         1,216,731                   --
         Investment fees                                         --         2,639,905                --            2,639,905
         Management fees                                    442,875            76,375           885,750               76,375
         Accounting and legal fees                            8,790            50,000            16,540               50,000
         Insurance                                          192,369                --           205,689                   --
         Lease operating expenses                           151,642                --           216,925                   --
         Other general and administrative expenses              262             3,010               295                3,010
                                                        -----------       -----------       -----------          -----------
                    Total expenses                        2,400,633         2,769,290         3,782,784            2,769,290
                                                        -----------       -----------       -----------          -----------
                    Net loss                            $(1,681,822)      $(2,742,811)      $(2,579,066)         $(2,742,811)
                                                        -----------       -----------       -----------          -----------







   The accompanying notes are an integral part of these financial statements.

Ridgewood Energy K Fund, LLC
Statement of Changes in Shareholders' Capital
For the three and six months ended June 30, 2005
--------------------------------------------------------------------------------

                                         Shareholders'
                                            Capital        Syndication        Retained                         Shareholders'
                                         Contributions        Costs            Deficit        Distributions       Capital
                                         -------------        -----            -------        -------------       -------
Balances, January 1, 2005               $ 70,859,719       $ (7,775,398)      $(22,217,930)                     $ 40,866,391
Net loss                                                                      $   (897,244)                     $   (897,244)
                                        ------------       ------------       ------------     ------------     ------------
Balances, March 31, 2005                $ 70,859,719       $ (7,775,398)      $(23,115,174)                     $ 39,969,147
                                        ------------       ------------       ------------     ------------     ------------
Net loss                                                                      $ (1,681,822)                     $ (1,681,822)
Distributions                                                                                  $   (219,280)    $   (219,280)
                                        ------------       ------------       ------------     ------------     ------------
Balances, June 30, 2005                 $ 70,859,719       $ (7,775,398)      $(24,796,996)    $   (219,280)    $ 38,068,045
                                        ------------       ------------       ------------     ------------     ------------


Statement of Changes in Shareholders' Capital
From inception through the three months ended
June 30, 2004
--------------------------------------------------------------------------------

                                         Shareholders'
                                            Capital        Syndication         Retained                        Shareholders'
                                         Contributions        Costs             Deficit       Distributions       Capital
                                         -------------        -----             -------       -------------       -------
Balances, April 1, 2004
Shareholders' Capital Contributions     $ 54,435,249                                                            $ 54,435,249
Syndication Costs                                          $ (4,483,745)                                        $ (4,483,745)
Net loss                                                                      $ (2,742,811)                     $ (2,742,811)
                                        ------------       ------------       ------------     ------------     ------------
Balances, June 30, 2005                 $ 54,435,249       $ (4,483,745)      $ (2,742,811)                     $ 47,208,693
                                        ------------       ------------       ------------     ------------     ------------





   The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY K FUND, LLC

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the six months ended
                                                                                           June 30,
                                                                                           --------
                                                                                  2005                    2004
                                                                                  ----                    ----

Cash flows used in operating activities
     Net loss                                                                   $ (2,579,066)         $ (2,742,811)
                                                                                ------------          ------------
     Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
        Leasehold amortization                                                     1,216,731                    --
        Purchase of oil and gas properties                                        (3,022,654)           (7,867,759)
        Changes in assets and liabilities
           Increase in production receivable                                        (320,873)                   --
           Increase in due from affiliate                                           (789,868)                   --
           Decrease prepaid expenses                                                  26,641                    --
           (Decrease) increase in accounts and accrued expenses payable           (2,180,482)              598,931
           Increase in due to affiliate                                                   --             2,080,146
                                                                                ------------          ------------
           Total adjustments                                                      (5,070,505)           (5,188,682)
                                                                                ------------          ------------
           Net cash used in operating activities                                  (7,649,571)           (7,931,493)
                                                                                ------------          ------------
Cash flows from financing activities
     Contributions from shareholders, net of fees                                         --            54,435,249
     Syndication costs                                                                    --            (6,304,814)
     Distributions                                                                  (219,280)                   --
                                                                                ------------          ------------
        Net cash (used in) provided by financing activities                         (219,280)           48,130,435
                                                                                ------------          ------------
           Net (decrease) increase in cash and cash equivalents                   (7,868,851)           40,198,942

           Cash and cash equivalents, beginning of period                         18,861,719                    --
                                                                                ------------          ------------
           Cash and cash equivalents, end of period                             $ 10,992,868          $ 40,198,942
                                                                                ------------          ------------




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

2. Summary of Significant Accounting Policies

     Basis of presentation

These interim financial statements have been prepared by the Fund's management, without audit, in accordance with accounting principles generally accepted in the United States of America and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund's financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United State of America have been omitted in these interim financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto for the period ended December 31, 2004 included in the Fund's Registration Statement on Form 10 filed with the SEC, as it may be amended from time to time. The Fund had no business operations or activities prior to April 22, 2004.

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

     Oil and gas properties

Investments in oil and gas properties were operated by unaffiliated entities ("Operators") who are responsible for drilling, administering and producing activities for leases jointly owned by working interest owners pursuant to the terms of the applicable Operating Agreements. The Fund's portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

The successful efforts method of accounting for oil and gas producing activities is followed. Costs to acquire mineral interests in oil and gas properties, drill and equip exploratory wells to find proved reserves, drill and equip developmental wells and related asset retirement costs are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed. There were $755,305 of dry hole costs in the second quarter. The dry hole cost for the six months ended June 30, 2005 totaled $1,240,854.

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

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, the long-lived assets, such as oil and gas properties are evaluated when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying future value to the estimated future discounted cash flows attributable to that asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.

     Depletion and Amortization

Acquisition costs of proved properties are depleted (or amortized) on the basis of units of production and total estimated units of proved, developed and undeveloped, reserves. Other capitalized costs on proved properties are depleted (or amortized) on the basis of units of production and total estimated units of proved developed reserves. For the three months ended June 30, 2005, depletion and amortization totaled $829,390.

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

     Income and Expense Allocation

Profits and losses are to be allocated 85 % to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for items of expense, loss, deduction and credit attributable to the expenditure of shareholders' capital contributions which are allocated 99% to shareholders and 1% to the Manager.

3. Transactions with Manager

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions and receives 15% of distributions made out of operating income by the Fund. For the three months ended June 30, 2005 and 2004, a management fee of $442,875 and $76,375, respectively, was paid. For the six months ended June 30, 2005 and 2004, a management fee of $885,750 and $76,375, respectively, was paid. The Fund made its first distribution in June 2005. Of this distribution, the 15% paid to the Manager was $32,892.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund co-invests with affiliated funds managed by the Manager to acquire and develop oil and gas projects.

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

     Salvage Fund

Pursuant to the Fund's Operating Agreement, a portion of monthly net revenue will be reserved in Salvage Funds, which will be separated into interest bearing accounts, until a Salvage Fund contains an amount equal to the anticipated cost of dismantling and removing production wells and platforms, in accordance with applicable federal and state laws and regulations. Currently, the fair value of the asset retirement obligations cannot be reasonably estimated, as the retirement dates are indeterminate.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will likely result," "will continue," "future" and similar terms and expressions. The forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of natural gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of oil and gas prices and extraction, and those other risks and uncertainties discussed in the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of today's date. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

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

Overview

The Fund commenced active operations on April 22, 2004 when it began its private offering of shares. During 2004, the Fund raised capital by selling 480.705 shares for $70,859,719. The Fund's primary business is obtaining economic interest in the exploration and development of oil and gas projects. The business activities are managed by Ridgewood Energy Corporation, the Manager. The Fund does not directly explore for, or operate, any projects. The Manager, on behalf of the Fund, enters into operating agreements with third party operators for the exploration and possible development of projects. These third-party operators manage all day-to-day activities of projects, determine expenditures and report their activities to the Manager.

Results of Operations

We have one producing property that began production in October 2004. As a result, other than interest income of $26,479 for the three months ended and the period ended June 30, 2004, there was no other revenue. For the three months ended June 30, 2005, the Fund's revenue increased $718,811 which was made up of gas sales totaling $491,957, oil sales of $149,015 and interest income of $77,839. For the period ended June 30, 2005, the Funds revenue totaled $1,203,718 which reflected gas sales totaling $881,516, oil sales of $181,734 and interest income of $140,468.

For the three months ended June 30, 2005, there were well operating expenses of $151,642 and depletion and amortization expenses of $829,390. For the period ended June 30, 2005, the well operating expenses totaled $216,925 and the depletion and amortization totaled $1,216,731. Such expenses did not exist for the three months ended or the period ended June 30, 2004 because these expenses are only incurred once a well starts producing.

The Fund also had dry hole expense of $775,305 for the three months ended June 30, 2005 and $1,240,854 for the period ended June 30, 2005. There is no similar expense for the same time periods in June 2004 because the Fund had yet to commit to or drill a well.

For the three months ended June 30, 2005, there was no investment fee expense because the Fund closed in August, 2004 and all investment fees were paid in 2004. For the three months ended and the period ended June 30, 2004, the fund was still raising capital and as a result, investment fee expense was the largest expense totaling $2,639,905.

Management fees are 2.5% of the total capital contributions. Management fees for the three months ended and the period ended June 30, 2005 were $442,875 and $885,750 respectively. For the three months ended and the period ended June 30, 2004 management fees totaled $76,375. The Fund started raising capital on April 1, 2004. The management fee is based on capital contributed on the last day of the month for the month prior. As a result, until the Fund is closed, the management fee changes from month to month based on commitments. The Fund continued its offering through August 2004, therefore, the management fees were calculated based on monthly commitments. Once the Fund closed, the annual management fee remains constant at $1,771,500 or $442,875 quarterly.

For the three months and the period ended June 30, 2005, insurance expense totaled $192,369 and $205,689 respectively. Well Control insurance costs are expensed in the quarter a well spuds (starts drilling). As a result, the timing of the expense will fluctuate based on when a well will be drilled. For the three months and the period ended June 30, 2005 there was no well control insurance because the Fund had yet to drill a well.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $7.9 million during the first six months of 2005 from $18.9 million at December 31, 2004 to $11 million at June 30, 2005.

During the three months ended June 30, 2005 and the period ended June 30, 2005, we purchased oil and gas properties totaling $299,373 and $3,022,654, respectively, relating to projects. The balance of cash was used to pay management fees to our Fund Manager as well as other Fund expenses which was offset by cash generated from oil and gas production.

Through June 30 2005, the Fund has made one distribution to its shareholders. The total distributions made to shareholders in June 2005 totaled $186,388. The Manager may distribute available cash from operations which includes cash received by the Fund from the operation of the business (not including cash flow from dispositions and investor capital contributions), less operating expenses and other cash expenditures and less reserves for operating expenses, plug and abandonment costs and certain other actual and contingent liabilities. Distributions may include funds derived from the release of cash from operating reserves. Further, distributions will be made from operating cash flows rather than net income, or from available cash reserves in some instances. For purposes of generally accepted accounting principles, amounts of distributions in excess of accounting income may be considered to be capital in nature.

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

Estimated Capital Expenditures

The Fund has entered into multiple Offshore Operating Agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of June 30, 2005, such estimated capital expenditures total $7 million, all of which is expected to be paid within the following 12 months.

The Manager receives an annual management fee of 2.5% of total capital contributions for administrative and advisory services as well as reimbursement of expenses. As additional compensation for its duties as Manager, it will also receive up to a maximum 15% of distributions from the Fund. In June 2005, the Manager was paid a distribution in the amount of $32,892.

  Estimated Capital Expenditures
  as of June 30, 2005             Total                  Less than one year     1-3 years        Notes
  -------------------             -----                  ------------------     ---------        -----
  Projects
       West Cameron 76 #11  (i)   4,375,783              4,375,783              0       Increase in drilling rig rates from 3/31/05
       West Cameron 556  (i)      998,643                998,643                0
       East Cameron 299  (i)      1,620,641              1,620,641              0
  Fund Expenses
       Management Fees  (ii)      1,549,375              1,549,375              0
       Accounting & Legal  (ii)   69,468                 33,080                 36,388
       Insurance Expense  (iii)   354,165                300,882                (iv) 53,282

i) Assumes the wells are commercially successful. If one or more of the wells is dry, the development capital will be reallocated to one or more new unspecified projects.
ii) Although the management fee and legal and accounting fees are typically paid from operating income, we are estimating that two years of expense may be spent from Fund reserves until revenue reaches such levels.
iii) Insurance expense represents $53,282 annually of Directors and Officers coverage that is allocated equally over 12 months in addition to well control insurance that is expensed in the quarter the well is spud (starts drilling). The well control insurance expense varies by well based on the projected depth of the well and as the Fund's working interest percentage in the well.
iv) There will be additional well control insurance which cannot be estimated at the current time if one of the above wells is deemed unsuccessful.

Cash Reserves

The Fund is maintaining cash reserves of $4 million to be used for cost overruns, new projects, project development costs or Fund expenses.

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

                                     RIDGEWOOD ENERGY M FUND, LLC

                                     By:/s/ Robert E. Swanson
                                        ------------------------
Dated:    August 15, 2005               Robert E. Swanson
                                        President and Chief Executive Officer
                                        (principal executive officer)


                                     By:/s/ Kathleen P. McSherry
                                        ---------------------------
Dated:    August 15, 2005               Kathleen P. McSherry
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (principal financial and accounting
                                        officer)

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