Form 10-Q
period 2005-09-30
RIDGEWOOD ENERGY K FUND LLC
filed 2005-11-14
CIK 1285480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of November 14, 2005 there were 480.705 shares of membership interest of the registrant outstanding.

                                Table of Contents


                                                                                                                     Page
Part I -  FINANCIAL INFORMATION ........................................................................................3

Item 1.   Financial Statements: ........................................................................................3
     Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004 .........................................3
     Statements of Operations for the three months and nine months ended
       September 30, 2005 and 2004 (unaudited) .........................................................................4
     Statements of Changes in Shareholders' Capital for the nine months ended
       September 30, 2005 and 2004 (unaudited) .........................................................................5
     Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited) ........................6
     Notes to Unaudited Financial Statements ...........................................................................7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
of Operations ..........................................................................................................10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ...................................................12

Item 4.   Controls and Procedures ......................................................................................12

Part II - OTHER INFORMATION ............................................................................................13

Item 6.   Exhibits .....................................................................................................13

SIGNATURES .............................................................................................................13

Part I - Financial Information
Item 1.  Financial Statements

                          RIDGEWOOD ENERGY K FUND, LLC

                                 BALANCE SHEETS

                                                                                         September 30, 2005     December 31, 2004
                                                                                         ------------------     -----------------
                                                                                             (Unaudited)
                                     ASSETS
Current assets:
         Cash and cash equivalents                                                             $  9,056,117          $ 18,861,719
         Production receivable                                                                      913,183               320,099
         Prepaid expenses                                                                            31,670                31,081
                                                                                               ------------          ------------
                 Total current assets                                                            10,000,970            19,212,899
                                                                                               ------------          ------------
Oil and gas properties
         Proved properties                                                                       18,515,658            15,974,572
         Exploratory drilling costs                                                              11,453,728             9,201,357
                                                                                               ------------          ------------
                                                                                                 29,969,386            25,175,929
         Less:  accumulated depreciation, depletion and
              amortization - proved properties                                                   (2,699,395)             (548,838)
                                                                                               ------------          ------------
         Oil and gas properties, net                                                             27,269,991            24,627,091
                                                                                               ------------          ------------
                 Total assets                                                                  $ 37,270,961          $ 43,839,990
                                                                                               ============          ============
                      LIABILITIES AND SHAREHOLDERS' CAPITAL
Current liabilities:
         Due to operator, net                                                                  $    162,605          $  2,952,726
         Accrued expenses payable                                                                    84,277                20,873
                                                                                               ------------          ------------

                 Total current liabilities                                                          246,882             2,973,599
                                                                                               ------------          ------------
Asset retirement obligations                                                                         38,395                     -
                                                                                               ------------          ------------
                 Total liabilities                                                                  285,277             2,973,599
                                                                                               ------------          ------------
Commitment and contingencies (Note 4)

Shareholders' capital:
         Manager:
                 Distributions                                                                      (83,333)                    -
                 Accumulated deficit                                                               (389,518)             (349,689)
                                                                                               ------------          ------------

                      Manager total                                                                (472,851)             (349,689)
                                                                                               ------------          ------------
         Shareholders:
                 Capital contributions (534 shares authorized,
                    480.705 issued and outstanding)                                              70,859,719            70,859,719
                 Syndication costs                                                               (7,775,398)           (7,775,398)
                 Distributions                                                                     (472,217)                    -
                 Accumulated deficit                                                            (25,153,569)          (21,868,241)
                                                                                               ------------          ------------
                      Shareholders total                                                         37,458,535            41,216,080
                                                                                               ------------          ------------

                             Total shareholders' capital                                         36,985,684            40,866,391
                                                                                               ------------          ------------

                             Total liabilities and shareholders' capital                       $ 37,270,961          $ 43,839,990
                                                                                               ============          ============


     The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY K FUND, LLC
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                                                                  For the period
                                                                                                                   March 1, 2004
                                                             Three months ended                Nine months          (Inception)
                                                                September 30,                     ended               through
                                                     -----------------------------------       September 30,        September 30,
                                                          2005                2004                 2005                 2004
                                                     ----------------    ---------------           ----                 ----
Revenue
         Oil                                              $    88,255        $         -         $   269,989         $          -
         Gas                                                  744,444                  -           1,625,960                    -
                                                          -----------        -----------         -----------         ------------
               Total revenue                                  832,699                  -           1,895,949                    -
                                                          -----------        -----------         -----------         ------------
Expenses
         Dry hole costs                                        98,970                  -           1,339,824                    -
         Depletion and amortization                           933,826                  -           2,150,557                    -
         Accretion expense                                      2,335                  -               2,335                    -
         Investment fees                                            -            600,165                   -            3,240,070
         Management fees (Note 3)                             442,875            667,407           1,328,625              743,782
         Accounting and legal fees                             60,770                  -              77,310               50,000
         Insurance                                            111,043             55,764             316,732               55,764
         Lease operating expenses                               2,968                  -             219,893                    -
         Other general and administrative expenses                 75                 60                 370                3,070
                                                          -----------        -----------         -----------         ------------
               Total expenses                               1,652,862          1,323,396           5,435,646            4,092,686
                                                          -----------        -----------         -----------         ------------
               Loss from operations                          (820,163)        (1,323,396)         (3,539,697)          (4,092,686)

Other income
         Interest income                                       74,072            139,526             214,540              166,005
                                                          -----------        -----------         -----------         ------------

               Net loss                                   $  (746,091)       $(1,183,870)        $(3,325,157)        $ (3,926,681)
                                                          ===========        ===========         ===========         ============

               Manager - Net income (loss)                $    22,635        $  (113,091)        $   (39,829)        $   (158,633)

               Shareholders - Net loss                       (768,726)       $(1,070,779)        $(3,285,328)        $ (3,768,048)
               Net loss per share                              (1,599)       $    (2,228)        $    (6,834)        $     (7,839)

     The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY K FUND, LLC

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' CAPITAL

                                   (Unaudited)

                                                 Nine months ended                    For the period March 1, 2004 (Inception)
                                                 September 30, 2005                           through September 30, 2004
                                   ----------------------------------------------   ---------------------------------------------

                                      Manager      Shareholders        Total           Manager      Shareholders        Total
                                   ------------- ---------------- ---------------   ------------- ---------------- --------------
Balances, January 1                  $ (349,689)    $ 41,216,080    $ 40,866,391      $        -     $          -    $          -

Shareholders' capital contributions           -                -               -               -       70,729,127      70,729,127
Syndication costs                             -                -               -               -       (7,775,398)     (7,775,398)
Net loss                                (39,829)      (3,285,328)     (3,325,157)       (158,633)      (3,768,048)     (3,926,681)
Distributions                           (83,333)        (472,217)       (555,550)              -                -               -
                                   ------------- ---------------- ---------------     ----------     ------------ ---------------

Balances, September 30               $ (472,851)    $ 37,458,535    $ 36,985,684      $ (158,633)    $ 59,185,681    $ 59,027,048
                                     ==========     ============    ============      ==========     ============    ============


   The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY K FUND, LLC

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                              For the period
                                                                                            Nine               March 1, 2004
                                                                                           months               (Inception)
                                                                                           ended                  through
                                                                                        September 30,          September 30,
                                                                                            2005                   2004
                                                                                         ------------            ------------
Cash flows used in operating activities
         Net loss                                                                        $ (3,325,157)           $ (3,926,681)
         Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
                 Depreciation, depletion and amortization                                   2,150,557                       -
                 Accretion of asset retirement obligations                                      2,335                       -
                 Dry hole costs                                                             1,339,824                       -
                 Changes in assets and liabilities
                         Increase in production receivable                                   (593,084)                      -
                         Increase in prepaid expenses                                            (589)               ( 33,218)
                         Increase in due to operator                                          127,074                       -
                         Increase in accrued expenses payable                                  63,404                  50,000
                         Increase in due to affiliate                                               -                 350,002
                                                                                         ------------            ------------
                         Net cash used in operating activities                               (235,636)             (3,559,897)
                                                                                         ------------            ------------
Cash flows from investing activities
         Capital expenditures for oil and gas properties                                   (9,014,416)             (9,383,866)
                                                                                         ------------            ------------
                 Net cash used in investing activities                                     (9,014,416)             (9,383,866)
                                                                                         ------------            ------------
Cash flows from financing activities
         Contributions from shareholders, net of subscriptions receivable                           -              70,729,127
         Syndication costs                                                                          -              (7,612,558)
         Distributions                                                                       (555,550)                      -
                                                                                         ------------            ------------
                 Net cash (used in) provided by financing activities                         (555,550)             63,116,569
                                                                                         ------------            ------------
                         Net (decrease) increase in cash and cash equivalents              (9,805,602)             50,172,806

                         Cash and cash equivalents, beginning of period                    18,861,719                       -
                                                                                         ------------            ------------
                         Cash and cash equivalents, end of period                        $  9,056,117            $ 50,172,806
                                                                                         ============            ============
Supplemental schedule of non-cash activity
         Asset retirement costs capitalized                                              $     36,060            $          -
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

The Manager performs (or arranges for the performance of) the management and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker dealers, corporate fiduciaries, insurers, banks and others as required (Notes 2 and 3).

2. Summary of Significant Accounting Policies

     Basis of presentation

These interim financial statements have been prepared by the Fund's management, without audit, in accordance with accounting principles generally accepted in the United States of America and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund's financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto for the period ended December 31, 2004 included in the Fund's Registration Statement on Form 10 filed with the SEC, as it may be amended from time to time. The Fund had no business operations or activities prior to April 22, 2004.

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

     Oil and gas properties

Investments in oil and gas properties are operated by unaffiliated entities ("Operators") who are responsible for drilling, administering and producing activities for leases jointly owned by working interest owners pursuant to the terms of the applicable Operating Agreements. The Fund's portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

The successful efforts method of accounting for oil and gas producing activities is followed. Costs to acquire mineral interests in oil and gas properties, drill and equip exploratory wells to find proved reserves, drill and equip developmental wells and related asset retirement costs are capitalized.

In April 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 19-1, "Accounting for Suspended Well Costs." FAS 19-1 has been applied to the Fund's financial statements to the earliest period presented. Costs of acquisition of mineral interests and drilling exploratory wells are capitalized pending determination of whether the well has found proved reserves. Capitalized exploratory drilling costs are assessed on a quarterly basis for impairment of value by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalized costs are expensed as dry hole costs in the event of impairment or reserves are determined to be not proved. Dry hole costs were $98,970 and $1,339,824 for the three and nine months ended September 30, 2005, respectively.

Capitalized acquisition costs of producing oil and gas properties after recognizing estimated salvage values are depreciated and depleted by the unit-of-production method.

     Revenue Recognition

Oil and gas sales are recognized when delivery is made by the Operator to the purchaser and title transferred, i.e., production has been delivered to a pipeline or transport vehicle.

The volume of gas sold by the operator on the Fund's behalf may differ from the volume of gas to which the Fund is entitled. The Fund accounts for such gas production imbalances by the entitlements method. Under the entitlements method, the Fund recognizes a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. Through September 30, 2005, there were no gas-balancing arrangements between the Fund and other working interest owners.

Interest income is recognized when earned.

     Asset Retirement Obligations

For a substantial portion of the assets, there are obligations to perform removal and remediation activities when the asset is retired. In the quarter ended September 30, 2005 the Fund recorded an asset retirement obligation of $38,395 related to its producing properties of which $2,335 represents accretion expense through September 30, 2005.

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, the long-lived assets, such as oil and gas properties are evaluated when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying value to the estimated future undiscounted cash flows attributable to that asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.

     Depletion and Amortization

Acquisition costs of proved properties are depleted (or amortized) on the basis of units of production and total estimated units of proved, developed and undeveloped, reserves. Other capitalized costs of proved properties are depleted (or amortized) on the basis of units of production and total estimated units of proved developed reserves. For the three months and nine months ended September 30, 2005, depletion and amortization totaled $933,826 and $2,150,557, respectively.

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

3. Transactions with Manager

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions and receives 15% of distributions made by the Fund out of operating revenue (not including cash flow from distributions and investor capital contributions) from producing wells, less operating expenses and other expenditures relating to the producing wells and less reserves for operating expenses, plug and abandonment costs and certain other actual and contingent liabilities. For the three months ended September 30, 2005 and 2004, a management fee of $442,875 and $667,407, respectively, was paid. For the nine months ended September 30, 2005 and from March 1, 2004 (Inception) through September 30, 2004, a management fee of $1,328,625 and $743,782, respectively, was paid. The Manager received distributions of $50,441 and $83,333 for the three and nine months ended September 30, 2005, respectively. No distributions were paid in 2004.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of September 30, 2005, there were no amounts due to or from the Manager.

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

5.   Subsequent Event

Beginning on October 1, 2005 and for the remaining life of the Fund, the Manager has elected to waive its management fee.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and operating results is based on our financial statements. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See "Notes to Unaudited Financial Statements" in Part I of this Quarterly Report on Form 10-Q for a presentation of the Fund's critical accounting principles.

Overview

The Fund commenced active operations on April 22, 2004 when it began its private offering of shares. During 2004, the Fund raised $70,859,719 by selling 480.705 shares. The Fund's primary business is obtaining economic interest in the exploration and development of oil and gas projects. The business activities are managed by Ridgewood Energy Corporation, the Manager. The Fund does not directly explore for, or operate, any projects. The Manager, on behalf of the Fund, enters into operating agreements with third party operators for the exploration and possible development of projects. These third-party operators manage all day-to-day activities of projects, determine expenditures and report their activities to the Manager.

Results of Operations

The loss from operations for the three months ended September 30, 2005 and 2004 was $820,163 and $1,323,396, respectively. Oil and gas revenues for East Cameron 299 for the three months ended September 30, 2005 totaled $832,699, a $191,727 or 30% increase over the prior quarter. Total production for the quarter approximated 2,282,000 MCFs which represents a 45% increase from the prior quarter due to the successful reworking of the well. The increase in revenues is also being driven by the increasing oil and gas selling prices which rose from $7.50 to $13.50 per MCF, for the three months ended September 30, 2005. Costs associated with the EC299 well include depreciation and amortization and lease operating expenses totaling $936,794. Expenses related to unsuccessful properties including dry hole costs and well control insurance totaled approximately $199,243 for the quarter. Management fees of $442,875 and general and administrative costs of $60,845 comprised the remainder of the Fund's quarterly expenses. The loss for the quarter ended September 30, 2004 was comprised primarily of the one-time investment fee of $600,165 and the management fee of $667,407, both of which are payable to the Manager. The other $108,834 of expenses consisted of accounting, legal and general and administrative costs.

For the periods ended September 30, 2005 and 2004, the loss from operations was $3,539,697 and $4,092,686, respectively. The loss attributable to the EC299 well was approximately $476,836 for the period ended September 30, 2005. Expenses related to unsuccessful properties including dry hole costs and well control insurance totaled approximately $1,619,145 for the period. Management fees and other general and administrative expense through September 30, 2005 totaled $1,328,625 and $77,680, respectively. The loss for the period ended September 30, 2004 was comprised primarily of the one-time investment fee of $3,240,070 and the management fee of $743,782, both of which are payable to the Manager.

Beginning on October 1, 2005 and for the remaining life of the Fund, the Manager has elected to waive its management fee to compensate for the large capital losses incurred as dry hole costs which should improve the overall results of the Fund.

Other Income

Other income, comprised solely of interest income, was $74,072 and $214,540 for the three months and nine months ended September 30, 2005, respectively. Interest income for the three months and period ended September 30, 2004 was $139,526 and $166,005, respectively. Interest is earned on non-invested capital which is held in highly liquid investments with maturities when purchased of three months or less.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $9.8 million through September from $18.9 million at December 31, 2004 to $9.1 million at September 30, 2005. Net operating cash flows attributable to operating activities decreased $235,636.

During the period ended September 30, 2005, the Fund made expenditures for oil and gas properties totaling $9.0 million. Of this total, $4.2 million represented dry hole costs, of which $2.9 million was included in due to operator in the prior year; $2.5 million was capitalized to proved properties and $2.3 million was capitalized to exploratory drilling costs.

Starting in June 2005 and continuing through September 2005 the Fund has made monthly distributions to its shareholders. Total distributions made to shareholders (not including the Manager) through September were $472,217. The Manager may distribute available cash from operations which includes cash received by the Fund from producing wells (not including cash flow from dispositions and investor capital contributions), less operating expenses and other cash expenditures and less reserves for operating expenses, plug and abandonment costs and certain other actual and contingent liabilities.

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

Estimated Capital Expenditures

The Fund has entered into multiple Offshore Operating Agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of September 30, 2005, such estimated capital expenditures total $4.0 million, all of which is expected to be paid within the following 12 months.

The Manager receives an annual management fee of 2.5% of total capital contributions for administrative and advisory services as well as reimbursement of expenses through September 30, 2005. As additional compensation for its duties as Manager, it will also receive up to a maximum 15% of distributions from the Fund. Through September 2005, the Manager was paid distributions in the amount of $83,333.


  Estimated Capital Expenditures
  as of September 30, 2005             Total     Less than one year   1-3 years     Notes
  Projects
       West Cameron 76 #11  (i)      3,370,000        3,370,000           0
       West Cameron 556  (i)           296,400          296,400           0

  Fund Expenses
       Management Fees  (v)                  0                0           0
       Accounting & Legal  (ii)         98,115           98,115           0
       Insurance Expense  (iii)        243,122          243,122         (iv)

       i) Assumes the wells are commercially successful. If one or more of the wells is dry, the development capital will be reallocated to one or more new unspecified projects.
      ii) Although the legal and accounting fees are typically paid from operating income, we are estimating that two years of expense may be spent from Fund reserves until revenue reaches such levels.
     iii) Insurance expense represents $53,282 annually of Directors and Officers coverage that is allocated equally over 12 months in addition to well control insurance that is expensed in the quarter the well is spud (starts drilling). The well control insurance expense varies by well based on the projected depth of the well and as the Fund's working interest percentage in the well.
      iv) There will be additional well control insurance which cannot be estimated at the current time if one of the above wells is deemed unsuccessful and we develop a different, unspecified project.
       v) The Manager has elected to waive all future management fees.

Cash Reserves

The Fund is maintaining cash reserves of $5.1 million to be used for cost overruns, new projects, project development costs or Fund expenses.

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


                                          RIDGEWOOD ENERGY K FUND, LLC

                                          By:/s/  Robert E. Swanson
Dated:  November 14, 2005                 Robert E. Swanson
                                          President and Chief Executive Officer
                                          (principal executive officer)


                                          By:/s/  Kathleen P. McSherry
Dated:  November 14, 2005                 Kathleen P. McSherry
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (principal financial and accounting
                                          officer)

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