Form 10-Q/A
period 2005-06-30
RIDGEWOOD ENERGY K FUND LLC
filed 2005-11-17
CIK 1285480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q/A


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended June 30, 2005 Amended



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




       As of November 17, 2005 there were 480.705 shares of membership interest of the registrant outstanding.

                                Table of Contents



                                                                                                                            Page
Part I -  FINANCIAL INFORMATION ..............................................................................................3

Item 1.   Financial Statements: ..............................................................................................3

     Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004 ....................................................3
     Statements of Operations for the three and six months ended June 30, 2005 and 2004 (unaudited) ..........................4
     Statements of Changes in Shareholders' Capital for the six months ended June 30, 2005 and 2004 (unaudited) ..............5
     Statements of Cash Flow for the six months ended June 30, 2005 and 2004 (unaudited) .....................................6
     Notes to Unaudited Financial Statements .................................................................................7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ..............................10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk .........................................................12

Item 4.   Controls and Procedures ............................................................................................12

Part II - OTHER INFORMATION ..................................................................................................13

Item 6.   Exhibits ...........................................................................................................13

SIGNATURES ...................................................................................................................13

Part 1.  Financial Information
Item 1. Financial Statements

                          RIDGEWOOD ENERGY K FUND, LLC

                                 BALANCE SHEETS

                                                                                        June 30, 2005    December 31, 2004
                                                                                        -------------    -----------------
                                                                                         (Unaudited)
                                     ASSETS
Current assets:
         Cash and cash equivalents                                                      $ 10,992,868        $ 18,861,719
         Production receivable                                                               640,972             320,099
         Due from affiliate (Note 3)                                                         789,868                  --
         Prepaid expenses                                                                      4,440              31,081
                                                                                        ------------        ------------

                 Total current assets                                                     12,428,148          19,212,899
                                                                                        ------------        ------------

Oil and gas properties
         Proved properties                                                                17,891,580          15,974,572
         Exploratory drilling costs                                                       10,307,003           9,201,357
                                                                                        ------------        ------------
                                                                                          28,198,583          25,175,929
         Less:  accumulated depreciation, depletion and
              amortization - proved properties                                            (1,765,569)           (548,838)
                                                                                        ------------        ------------
         Oil and gas properties, net                                                      26,433,014          24,627,091

                 Total assets                                                           $ 38,861,162        $ 43,839,990
                                                                                        ============        ============

                      LIABILITIES AND SHAREHOLDERS' CAPITAL
Current liabilities:
         Due to operators                                                               $    772,577        $  2,952,726
         Accrued expenses payable                                                             20,540              20,873
                                                                                        ------------        ------------
                 Total liabilities                                                           793,117           2,973,599
                                                                                        ------------        ------------
Commitment and contingencies (Note 4)

Shareholders' capital:
         Manager:
                 Distributions                                                               (32,892)                 --
                 Accumulated deficit                                                        (412,153)           (349,689)
                                                                                        ------------        ------------
                      Manager total                                                         (445,045)           (349,689)
                                                                                        ------------        ------------
         Shareholders:
                 Capital contributions (534 shares authorized, 480.705 issued
                    and outstanding)                                                      70,859,719          70,859,719
                 Syndication costs                                                        (7,775,398)         (7,775,398)
                 Distributions                                                              (186,388)                 --
                 Accumulated deficit                                                     (24,384,843)        (21,868,241)
                                                                                        ------------        ------------
                      Shareholders total                                                  38,513,090          41,216,080
                                                                                        ------------        ------------
                             Total shareholders capital                                   38,068,045          40,866,391
                                                                                        ------------        ------------
                             Total liabilities and shareholders' capital                $ 38,861,162        $ 43,839,990
                                                                                        ============        ============


   The accompanying notes are an integral part of these finanical statements.

                          RIDGEWOOD ENERGY K FUND, LLC
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                   Three months ended                 Six months ended
                                                                        June 30,                          June 30,
                                                            -----------------------------       ------------------------------
                                                                2005            2004                2005              2004
                                                            -----------       -----------       -----------       -----------
Revenue
         Oil                                                $   149,015       $        --       $   181,734       $        --
         Gas                                                    491,957                --           881,516                --
                                                            -----------       -----------       -----------       -----------

               Total revenue                                    640,972                --         1,063,250                --
                                                            -----------       -----------       -----------       -----------
Expenses
         Dry hole costs                                         775,305                --         1,240,854                --
         Depletion and amortization                             829,390                --         1,216,731                --
         Investment fees                                             --         2,639,905                --         2,639,905
         Management fees (Note 3)                               442,875            76,375           885,750            76,375
         Accounting and legal fees                                8,790            50,000            16,540            50,000
         Insurance                                              192,369                --           205,689                --
         Lease operating expenses                               151,642                --           216,925                --
         Other general and administrative expenses                  262             3,010               295             3,010
                                                            -----------       -----------       -----------       -----------
               Total expenses                                 2,400,633         2,769,290         3,782,784         2,769,290
                                                            -----------       -----------       -----------       -----------

               Loss from operations                          (1,759,661)       (2,769,290)       (2,719,534)       (2,769,290)

Other income
         Interest income                                         77,839            26,479           140,468            26,479
                                                            -----------       -----------       -----------       -----------
               Net loss                                     $(1,681,822)      $(2,742,811)      $(2,579,066)      $(2,742,811)
                                                            ===========       ===========       ===========       ===========

               Manager - Net loss                           $   (38,513)      $   (45,542)      $   (62,464)      $   (45,542)

               Shareholders - Net loss                      $(1,643,309)      $(2,697,269)      $(2,516,602)      $(2,697,269)
               Net loss per share                           $    (3,419)      $    (6,841)      $    (5,235)      $    (6,841)

   The accompanying notes are an integral part of these finanical statements.

                          RIDGEWOOD ENERGY K FUND, LLC

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' CAPITAL

                                   (Unaudited)

                                                                      Six months ended June 30,
                                     --------------------------------------------------------------------------------------------
                                                      2005                                              2004
                                     --------------------------------------------    --------------------------------------------
                                                  (Unaudited)

                                        Manager      Shareholders        Total          Manager      Shareholders       Total
                                     ------------    ------------    ------------    ------------    ------------    ------------
Balances, January 1                  $   (349,689)   $ 41,216,080    $ 40,866,391    $         --    $         --    $         --

Shareholders' capital contributions            --              --              --              --      54,435,249      54,435,249
Syndication costs                              --              --              --              --      (4,483,745)     (4,483,745)
Net loss                                  (62,464)     (2,516,602)     (2,579,066)        (45,542)     (2,697,269)     (2,742,811)
Distributions                             (32,892)       (186,388)       (219,280)             --              --              --
                                     ------------    ------------    ------------    ------------    ------------    ------------

Balances, June 30                    $   (445,045)   $ 38,513,090    $ 38,068,045    $    (45,542)   $ 47,254,235    $ 47,208,693
                                     ============    ============    ============    ============    ============    ============





   The accompanying notes are an integral part of these finanical statements.

                          RIDGEWOOD ENERGY K FUND, LLC

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                 Six months ended
                                                                                                     June 30,
                                                                                         --------------------------------
                                                                                             2005                  2004
                                                                                         ------------        ------------
Cash flows used in operating activities
         Net loss                                                                        $ (2,579,066)       $ (2,742,811)
         Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
                 Depreciation, depletion and amortization                                   1,216,731                  --
                 Dry hole costs                                                             1,240,854                  --
                 Changes in assets and liabilities
                         Increase in production receivable                                   (320,873)                 --
                         Increase in due from affiliate                                      (789,868)                 --
                         Decrease (increase) in prepaid expenses                               26,641                  --
                         Increase in due to operators                                         216,925                  --
                         (Decrease) increase in accrued expenses payable                         (333)             50,000
                                                                                         ------------        ------------

                         Net cash used in operating activities                               (988,989)         (2,692,811)
                                                                                         ------------        ------------

Cash flows from investing activities
         Capital expenditures for oil and gas properties                                   (6,660,582)         (7,867,759)
                                                                                         ------------        ------------

                 Net cash used in investing activities                                     (6,660,582)         (7,867,759)
                                                                                         ------------        ------------

Cash flows from financing activities
         Contributions from shareholders, net of subscriptions receivable                          --          54,435,249
         Syndication costs                                                                         --          (3,675,737)
         Distributions                                                                       (219,280)                 --
                                                                                                             ------------

                 Net cash (used in) provided by financing activities                         (219,280)         50,759,512
                                                                                         ------------        ------------

                         Net (decrease) increase in cash and cash equivalents              (7,868,851)         40,198,942

                         Cash and cash equivalents, beginning of period                    18,861,719                  --
                                                                                                             ------------

                         Cash and cash equivalents, end of period                        $ 10,992,868        $ 40,198,942
                                                                                         ============        ============



The accompanying notes are an integral part of these finanical statements.

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

In April 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 19-1, "Accounting for Suspended Well Costs." FAS 19-1 has been applied to the Fund's financial statements to the earliest period presented. Costs of acquisition of mineral interests and drilling exploratory wells are capitalized pending determination of whether the well has found proved reserves. Capitalized exploratory drilling costs are assessed on a quarterly basis for impairment of value by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalized costs are expensed as dry hole costs in the event of impairment or reserves are determined to be not proved. Dry hole costs were $755,305 and $1,240,854 for the three and six months ended June 30, 2005, respectively.

Capitalized acquisition costs of producing oil and gas properties after recognizing estimated salvage values are depreciated and depleted by the unit-of-production method.

     Revenue Recognition

Oil and gas sales are recognized when delivery is made by the Operator to the purchaser and title transferred, i.e., production has been delivered to a pipeline or transport vehicle.

The volume of gas sold by the operator on the Fund's behalf may differ from the volume of gas to which the Fund is entitled. The Fund accounts for such gas production imbalances by the entitlements method. Under the entitlements method, the Fund recognizes a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. Through June 30, 2005, there were no gas-balancing arrangements between the Fund and other working interest owners.

Interest income is recognized when earned.

     Assets Retirement Obligations

For a substantial portion of the assets, there are obligations to perform removal and remediation activities when the asset is retired. Through June 30, 2005, asset retirement obligations have been determined to be insignificant to have a material effect on the operations of the Fund.

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

     Depletion and Amortization

Acquisition costs of proved properties are depleted (or amortized) on the basis of units of production and total estimated units of proved, developed and undeveloped, reserves. Other capitalized costs of proved properties are depleted (or amortized) on the basis of units of production and total estimated units of proved developed reserves. For the three and six months ended June 30, 2005, depletion and amortization totaled $829,390 and $1,216,731, respectively.

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

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of June 30, 2005 $789,868 was due from the Manager.

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

Results of Operations


 The loss from operations for the three months ended June 30, 2005 and 2004 was $1,759,661 and $2,769,290, respectively. Oil and gas revenues for East Cameron 299 for the three months ended June 30, 2005 totaled $640,972. Total production for the quarter approximated 1,445,000 MCFs. Costs associated with the EC299 well include depreciation and amortization and lease operating expenses totaling $981,032. Expenses related to unsuccessful properties including dry hole costs and well control insurance totaled approximately $954,353 for the quarter. Management fees of $442,875 and general and administrative costs of $22,373 comprised the remainder of the Fund's quarterly expenses. The loss for the quarter ended June 30, 2004 was comprised primarily of the one-time investment fee of $2,639,905 and the management fee of $76,375, both of which are payable to the Manager. The other $53,010 of expenses consisted of accounting, legal and general and administrative costs.

For the six months ended June 30, 2005 and 2004, the loss from operations was $2,719,534 and $2,769,290, respectively. The loss attributable to the EC299 well was approximately $370,406 for the six months ended June 30, 2005. Expenses related to unsuccessful properties including dry hole costs and well control insurance totaled approximately $1,419,902 for the period. Management fees and other general and administrative expense through June 30, 2005 totaled $885,750 and $43,476, respectively. The loss for the period ended June 30, 2004 was comprised primarily of the one-time investment fee of $2,639,905 and the management fee of $76,375, both of which are payable to the Manager. The remaining $53,010 of expenses consisted of accounting, legal and general and administrative costs.

Beginning on October 1, 2005 and for the remaining life of the Fund, the Manager has elected to waive its management fee to compensate for the large capital losses incurred as dry hole costs which should improve the overall results of the Fund.

Other Income

Other income, comprised solely of interest income, was $77,839 and $140,468 for the three and six months ended June 30, 2005, respectively. Interest income for the three months and period from March 1, 2004 (inceptions) through June 30, 2004 was $26,479. Interest is earned on non-invested capital which is held in highly liquid investments with maturities when purchased of three months or less.


Liquidity and Capital Resources


Cash and cash equivalents decreased by $7.9 million during the first six months of 2005 from $18.9 million at December 31, 2004 to $11 million at June 30, 2005. Net operating cash flows decreased approximately $1 million primarily due to the expenditure of management fees and other operating expenses partially offset by interest earned on non-invested cash.

During the period ended June 30, 2005, the Fund made expenditures for oil and gas properties totaling $6.7 million. Of this total, $3.7 million represented dry hole costs, $1.9 million was capitalized to proved properties and $1.1 million was capitalized to exploratory drilling costs.

Through June 30 2005, the Fund has made one distribution to its shareholders. The total distributions made to shareholders (not including the Manager) through June 2005 totaled $186,388. The Manager may distribute available cash from operations which includes cash received by the Fund from producing wells (not including cash flow from dispositions and investor capital contributions), less operating expenses and other expenditures and less reserves for operating expenses, plug and abandonment costs and certain other actual and contingent liabilities.


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

Estimated Capital Expenditures


The Fund has entered into multiple Offshore Operating Agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of June 30, 2005, such estimated capital expenditures total $5.4 million, all of which is expected to be paid within the following 12 months.

The Manager receives an annual management fee of 2.5% of total capital contributions for administrative and advisory services as well as reimbursement of expenses through September 30, 2005. As additional compensation for its duties as Manager, it will also receive up to a maximum 15% of distributions from the Fund. In June 2005, the Manager was paid a distribution in the amount of $32,892.

  Estimated Capital Expenditures
  as of June 30, 2005                Total        Less than one year     1-3 years     Notes
  Projects
     West Cameron 76 #11  (i)       4,375,783        4,375,783                0
     West Cameron 556  (i)            998,643          998,643                0        ($1.1 million paid in Q3)
     East Cameron 299  (i)          1,620,641        1,620,641                0        ($1.0 million paid in Q3)
  Fund Expenses
     Management Fees  (ii)          1,549,375        1,549,375                0 (v)
     Accounting & Legal  (ii)          69,468           33,080           36,388
     Insurance Expense  (iii)         354,165          300,883           53,282 (iv)


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

     iv) There will be additional well control insurance which cannot be estimated at the current time if one of the above wells is deemed unsuccessful and we develop a different, unspecified project.
     v) Effective October 1, 2005 the Manager waived its management fee for the remaining life of the fund.


Cash Reserves


The Fund is maintaining cash reserves of $4.6 million to be used for cost overruns, new projects, project development costs or Fund expenses.


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


                            RIDGEWOOD ENERGY K FUND, LLC


                            By:    /s/ Robert E. Swanson
                                   -------------------------------------------
Dated:    November 17, 2005            Robert E. Swanson
                                       President and Chief Executive Officer
                                       (principal executive officer)


                            By:    /s/ Kathleen P. McSherry
                                   -------------------------------------------
Dated:    November 17, 2005            Kathleen P. McSherry
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (principal financial and accounting
                                       officer)

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