Form 10-K
period 2005-12-31
RIDGEWOOD ENERGY K FUND LLC
filed 2006-03-14
CIK 1285480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2005
                          Commission File No. 000-51266

                          RIDGEWOOD ENERGY K FUND, LLC
                  1314 King Street, Wilmington, Delaware 19801
                                 (302) 888-7444

 Incorporated in the State of Delaware               Employer ID No. 68-0580588

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                        Shares of LLC Membership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act. (Check one):

Large accelerated filer [_]   Accelerated filer [_]    Non-accelerated filer[X]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at February 28, 2006 was $70,859,719 and as of that date there are 480.7046 Shares outstanding.

                               Table of Contents

Forward-Looking Statements
--------------------------

PART I
------

    Item 1        Business                                                      1
    Item 1A       Risks                                                         9
    Item 1B       Unresolved Staff Comments                                     14
    Item 2        Properties                                                    14
    Item 3        Legal Proceedings                                             16
    Item 4        Submission of Matters to a Vote of Security Holders           16

PART II
-------

    Item 5        Market for Registrant's Common Equity, Related Stockholder
                      Matters and Issuer Purchases of Equity Securities         17
    Item 6        Selected Financial Data                                       17
    Item 7        Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                 17
    Item 7A       Quantitative and Qualitative Disclosures about Market Risk    27
    Item 8        Financial Statements and Supplementary Data                   27
    Item 9        Changes in and Disagreements with Accountants on Accounting
                       And Financial Disclosure                                 27
    Item 9A       Controls and Procedures                                       27
    Item 9B       Other Information                                             28

PART III
--------

    Item 10       Directors and Executive Officers of the Registrant            28
    Item 11       Executive Compensation                                        31
    Item 12       Security Ownership of Certain Beneficial Owners and
                        Management and Related Stockholder Matters              31
    Item 13       Certain Relationships and Related Transactions                31
    Item 14       Principal Accountant Fees and Services                        32

PART IV
-------

    Item 15       Exhibits, Financial Statement Schedules                       32

    Signatures                                                                  35

FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seeks," "expects," "intends," "estimates," "projects," "will likely result," "will continue," "future" and similar terms and expressions. All statements other than statements of historical facts, including among others, statements regarding our future financial position, business strategy, budgets, reserve information, and projected plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements are not guarantees of performance. Although, we believe the expectations reflected in forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will be achieved. The forward-looking statements contained herein reflect our current views with respect to future events and financial performance. Important factors that could cause actual results to differ materially from the expectations reflected include, among others: the timing and extent of changes in commodity prices for oil and natural gas; the extent of our success in discovering, developing and acquiring oil and gas properties; the accuracy of reserve estimates, which by their nature involve the exercise of professional judgment and may, therefore, be imprecise; the availability and cost of drilling rigs; and those other risks and uncertainties discussed in Item 1A under "Risk Factors" and elsewhere in this Annual Report on Form 10-K that could cause actual results to differ materially from historical results or those anticipated. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-K will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of the date of filing. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date of filing. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

PART I

Item 1.  Business
-----------------

         General

         We were formed on March 1, 2004 as a Delaware limited liability company and we operate pursuant to a limited liability company agreement ("LLC Agreement"), dated as of April 1, 2004, that we executed with Ridgewood Energy Corporation, our manager ("Manager") and our shareholders. We are engaged in the acquisition, development and production of oil and natural gas properties in the Gulf of Mexico. We have focused primarily on acquiring natural gas and oil projects in the shallow waters of the Gulf of Mexico in locations with access to existing gathering and processing infrastructure or where such infrastructure can be constructed economically and efficiently.

         In many instances, we compete for projects with large independent oil and natural gas producers who generally have significantly greater access to capital resources, have larger staffs, and more experience in natural gas and oil exploration and production than we have. As a result, these larger companies are in a position that they could outbid us for a project. However, because these companies are so large and have such significant resources, they tend to focus more on projects that are larger, have greater reserve potential, but cost significantly more to explore and develop. These larger projects increasingly tend to be projects in the deepwater areas of the Gulf of Mexico, the North Sea off the coast of Great Britain or in other areas of the world. However, the focus of these companies on larger projects does not necessarily mean that they will not investigate and/or acquire smaller projects in shallow waters for which we compete. Many of these larger companies have participated in the auctions for lease blocks directly from the U.S. Government. In such cases, these companies obtain from the U.S. Government 100% of the leasehold of a particular lease block in the Gulf of Mexico. In order to obtain even more resources to invest in other larger and more expensive projects, they diversify current holdings, including projects they own in the shallow waters of the Gulf of Mexico, by selling off percentage interests in these lease blocks. As a result, very good projects in the shallow waters of the Gulf of Mexico become available. We, therefore, have opportunities to acquire interests in these smaller, yet economically attractive projects.

         We offered our securities to investors in a private placement beginning on April 22, 2004 and sold whole and fractional shares of LLC membership interests at $150,000 per share. There is no public market for these shares and one is not likely to develop. In addition, the shares are subject to restrictions on transfer and resale and cannot be transferred or resold except in accordance with the LLC Agreement and applicable federal and state securities laws. The offering was terminated on August 31, 2004. We raised approximately $70.9 million and, after payment of $11.0 million in offering fees, commissions and investment fees, we retained approximately $59.9 million for investments and operating expenses. As of December 31, 2005, approximately $49.8 million has been spent acquiring, drilling and completing our various oil and gas properties, with approximately $9.9 remaining for further investment. See Item 7, Management's Discussion and Analysis.

         As of December 31, 2005, we had estimated proved developed and undeveloped reserves of 2,543 MMCFE, all of which are located in the Gulf of Mexico. Proved developed and undeveloped reserves were comprised of 2,328 MMCF natural gas and 35.9 MBBLS oil. The estimated present value of the future net cash flows pertaining to our reserves as of December 31, 2005 is $18.1 million. At December 31, 2005, we have producing leasehold and other interests in two offshore blocks and three wells, all of which are located in the Gulf of Mexico. These projects are discussed in more detail in Item 2, Properties.

         We operate in only one segment: oil and natural gas exploration and production. The financial results from this segment are contained in the financial statements attached to this Annual Report on Form 10-K and in Item 7, Management's Discussion and Analysis.

         Manager

         We do not have a Board of Directors. Ridgewood Energy Corporation is our Manager and pursuant to the LLC Agreement has direct and exclusive control over our management and operations. As part of our project investment activities and on our behalf, the Manager locates potential projects, conducts appropriate due diligence and negotiates and completes the transactions in which the investments are made. This includes, but is not limited to, review of existing title documents, reserve information and other technical specifications related to a project as well as the review and preparation of agreements related to the investment. In addition, once the investment is made and the project begun, the Manager is responsible for overseeing and managing the activities of the project and the operator and is empowered to act on our behalf with the other working interest owners.

         The Manager also performs, or arranges for the performance of, certain management and administrative services we require including the administration of shareholder accounts, shareholder relations, and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides us with office space, equipment and facilities, and other services necessary for our operations. Finally, the Manager manages and conducts our relationships with custodians, depositories, accountants, attorneys, broker/dealers, corporate fiduciaries, insurers, banks and others as required. See also, Item 1A, Risk Factors.

         As compensation for its management services, the Manager is entitled to
(i) an annual "Management Fee" equal to 2.5% of the total Capital Contributions made by our shareholders and (ii) a 15% interest in the cash distributions made to our shareholders. On October 1, 2005 the Manager waived its annual management fee for the remainder of 2005 and for the remainder of the Fund's life. As set forth in Item 7, Management's Discussion and Analysis, the Manager received from us for the year 2005 a total of $1,328,625 for its management services and $214,461 representative of the 15% interest of cash distributions.

         Business Strategy

         Our primary investment objective is to generate cash flow from the acquisition, exploration, production and sale of crude oil and natural gas from oil and gas properties. We have invested and participate in exploration and production projects located in the waters of the Gulf of Mexico offshore Louisiana and Texas on the Outer Continental Shelf ("OCS"). These activities are governed by the Outer Continental Shelf Lands Act (OSCLA) enacted in 1953 and administered by the Minerals Management Service ("MMS"). We generally look to invest in projects that have been proposed by larger independent oil and gas companies seeking to minimize their risks by selling a portion of their interest in a project. These investments may require us to pay a larger interest of the costs than our ownership interest would otherwise require. This is called a "promote" and is relatively typical in the oil and natural gas exploration industry. In addition, notwithstanding the sale of an interest to us, the seller may retain a right for some period of time to payments from sale of the production from a well or project. This is called an "overriding interest" which is also relatively common in this industry. Notwithstanding any such promote or overriding interest, we have tried to invest in projects that we believe contain sufficient commercial quantities of natural gas or oil and which are near (i) existing natural gas or oil gathering and processing infrastructure and (ii) developed markets where we can sell our natural gas or oil.

         We try to focus on projects that have significant reserve potential and which are projected to have the shortest time period from our investment to first production. However, we do not operate these projects, and the manner in which and schedule pursuant to which our projects are developed and completed is determined exclusively by the operator and is beyond our ability to significantly influence. Moreover, when performing due diligence with respect to a project, we must rely on the independent reservoir engineers who are hired and paid, in most cases, by the operator, although we do engage certain consultants for ourselves to examine and review such reserve estimates and seismic information on our behalf.

         Acquisition Criteria

         The Manager has control over the selection of projects, the percentage investment and ownership interest acquired. In evaluating various potential investments, the Manager conducts due diligence of each such project against a list of factors that we believe will result in the selection of those projects that have the highest probability of success. These factors include, but are not limited to, the following:

     o    The oil or gas reserve potential of the project.

     o Economic factors, such as potential revenues from the project, the rate of return, and estimated time to first production.

     o The technical quality of the project, including its geology, seismic profile, locational trends, and whether the project has potential for multiple prospects.

     o Whether the project will have operators and/or partners with significant resources, experience, and prior success in oil and gas exploration.

     o Whether and the extent to which the operator participates as a working interest owner in the project.

     o The existence and availability of drilling rigs, platforms and other infrastructure, at or nearby the project.

     o    Proposed drilling schedule.

     o The terms of the proposed transaction, including contractual restrictions and obligations and lease term.

     o    Overall cost of the project

     Although these factors are those generally used by our Manager, we can not say whether the Manager reviews every potential investment against all of these factors or, if so, whether and for what reason one factor was given greater weight in the analysis than another.

Oil and Gas Agreements

         We have entered into a short-term month to month agreement with Energy Upgrade Inc. who is currently marketing and selling our proportionate share of the gas from East Cameron 299 and West Cameron 556, to the public market. We are receiving market prices for such gas. The Manager believes that it is likely that gas from our other project, once producing, will also have access to pipeline transportation and can also be marketed in a similar fashion. Given current market prices for natural gas, we anticipate that we will continue to market and sell gas through Energy Upgrade Inc. at market prices.

Operators

         The projects in which we have invested are operated and controlled by an unaffiliated third-party entities acting as operators. The operator is responsible for drilling, administration and production activities for leases jointly owned by working interest owners and acts for the account of all working interest owners under the terms of the applicable offshore operating agreements. In certain circumstances, operators will enter into agreements with independent third-party subcontractors and suppliers to provide the various services required for operating leases.

         Because we do not operate any of the projects in which we have acquired an interest, our shareholders must not only bear the risk that the Manager will be able to select suitable projects, but also that, once acquired, such projects will be managed prudently, efficiently and fairly by their operators.

         As of December 31, 2005, our exploration and development activities are in blocks operated by ATP Oil and Gas Corporation ("ATP"), which acquired Millennium Offshore Group, Inc. ("MOGI") in November 2005. We have one potential project not yet drilled that if drilled will be operated by BHP Billiton. We also invested in several projects that were operated by Gryphon Exploration, however, all of the projects resulted in dry-holes. See Item 2, Properties. Gryphon no longer acts as operator for any or our projects as we have plugged and abandoned the projects in which it acted as operator.

Seasonality

         Our business operations are not subject to seasonal fluctuations that would materially affect the amount of or manner in which our natural gas or oil is sold and marketed. Once a well is drilled and reserves of oil and gas are determined to exist, the operator of the well extracts such reserves throughout the year. Oil and gas, once extracted, can be sold at any time during the year.

         However, our business operations and sales are subject to seasonal "risks" that may affect, if anything, the price for such oil and gas or our ability to bring such gas or oil to the market. For example, during hurricane season, the number and intensity of and resulting damage from hurricanes in the Gulf of Mexico region could affect the gathering and processing infrastructure, drilling platforms or the availability or price of repair or replacement equipment. As a result, these factors may affect the supply and, consequently, the price of oil and gas resulting in an increase in price if supplies are reduced. However, even if commodity prices increase because of weather related shortages, we may not be in a position to take immediate advantage of any such price increase if, as a result of such weather related incident, damage occurred to our projects, the gathering infrastructure or in the transportation network.

Regulation

         Oil and gas exploration, development and production activities are subject to extensive federal and state laws and regulations. Regulations governing exploration and development activities require, among other things, our operators to obtain permits to drill wells and to meet bonding, insurance and environmental requirements in order to drill, own or operate wells. In addition, the location of wells, the method of drilling and casing wells, the restoration of properties upon which wells are drilled and the plugging and abandoning of wells are also subject to regulations.

         Outer Continental Shelf Lands Act

         Our projects are located in the offshore waters of the Gulf of Mexico on the Outer Continental Shelf, or the OCS. Our operations and activities, therefore, are governed by, among other things, the Outer Continental Shelf Lands Act, or the OCSLA, which was enacted in 1953.

         Under OCSLA, as amended, the United States federal government has jurisdiction over oil and natural gas development on the OCS. As a result, the United States Secretary of the Interior is empowered to sell exploration, development and production leases of a defined submerged area of the OCS, or a block, through a competitive bidding process. Such activity is conducted by the Minerals Management Services, or MMS, an agency of the United States Department of Interior. The MMS administers federal offshore leases pursuant to regulations promulgated under the OCSLA. Lessees must obtain MMS approval for exploration, development and production plans prior to the commencement of offshore operations. In addition, approvals and permits are required from other agencies such as the U.S. Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency. Offshore operations are subject to numerous regulatory requirements, including stringent engineering and construction specifications related to offshore production facilities and pipelines and safety-related regulations concerning the design and operating procedures of these facilities and pipelines. MMS regulations also restrict the flaring or venting of production and proposed regulations would prohibit the flaring of liquid hydrocarbons and oil without prior authorization. The MMS has also imposed regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities. Under certain circumstances, the MMS may require operations on federal leases to be suspended or terminated. Any such suspension or termination could adversely affect our operations and interests.

         The MMS conducts auctions for lease blocks of submerged areas offshore. As part of the leasing activity and as required by the OCSLA, the leases auctioned include specified lease terms such as the length of the lease, the amount of royalty to be paid, lease cancellation and suspension, and, to a degree, the "planned activities" of exploration and production to be conducted by the lessee. In addition, the OCSLA grants the Secretary of the Interior continuing oversight and approval authority over exploration plans throughout the term of the lease.

         Sales and transportation of Natural Gas/Oil

         We currently are selling our natural gas and oil to the market and receiving market prices from such sales. These sales are not currently subject to regulation by any federal or state agency. However, in order for us to make such sales we are dependent upon pipelines whose rates, terms and conditions of transport are subject to regulation by the Federal Energy Regulatory Commission ("FERC"). The rates, terms and conditions are regulated by FERC pursuant to a variety of statutes including the OSCLA, the Natural Gas Policy Act and the Energy Policy Act of 1992. Generally, depending on certain factors, pipelines can charge rates that are either market-based or cost-of-service. In some circumstances, rates can be agreed upon pursuant to settlement. Thus, the rates that pipelines charge to us, although regulated, are beyond our control. Nevertheless, such rates would apply uniformly to all transporters on that pipeline and, as a result, we believe that the impact of any changes in such rates, terms or conditions would not impact our operations differently in any material way than the impact upon other natural gas or oil producers and marketers.

Environmental Regulation

         Our operations are subject to pervasive environmental laws and regulations governing the discharge of materials into the air and water and the protection of aquatic species and habitats. However, although we share the liability along with our other working interest owners for any environmental damage, most of the activities to which these environmental laws and regulations apply are conducted by our operator on our behalf. Nevertheless, environmental laws and regulations to which our operations are subject may require us, or our operator, to acquire permits to commence drilling operations, restrict or prohibit the release of certain materials or substances into the environment, impose the installation of certain environmental control devices, require certain remedial measures to prevent pollution and other discharges such as the plugging of abandoned wells and, finally, impose in some instances severe penalties, fines and liabilities for the environmental damage that is caused by our operations.

         Some of the environmental laws that apply to natural gas and oil exploration and production are:

         The Oil Pollution Act. The Oil Pollution Act ("OPA") amends Section 311 of the Federal Water Pollution Act (the Clean Water Act) and was enacted in response to the numerous tanker spills, including the Exxon Valdez that occurred in the 1980s. Among other things, the OPA clarifies the federal response authority to and increases penalties for spills. The OPA establishes a new liability regime for oil pollution incidents in the aquatic environment. Essentially, the OPA provides that a "responsible party" for a vessel or facility from which oil is discharged or which poses a substantial threat of a discharge could be liable for certain specified damages resulting from a discharge of oil, including clean-up and remediation, loss of subsistence use of natural resources, real or personal property damages, as well as certain public and private damages. A "responsible party" includes a lessee of an offshore facility.

         The OPA also requires a responsible party to submit proof of its financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with the oil spill. Under the OPA, parties responsible for offshore facilities must provide financial assurance of at least $35 million to address oil spills and associated damages. In certain limited circumstances, that amount may be increased to $150 million. As indicated earlier, we have not been required to make any such showing to the MMS as the operator is responsible for such compliance. However, notwithstanding the operator's responsibility for compliance, in the event of an oil spill, we, along with the operator and other working interest owners, could be liable under the OPA for the resulting environmental damage.

         Federal Water Pollution Act/Clean Water Act. Generally, the Clean Water Act imposes liability for the unauthorized discharge of petroleum products into the surface and coastal U.S. waters except in strict conformance with discharge permits issued by the federal (or state if applicable) agency. Regulations governing water discharges also impose other requirements, such as the obligation to prepare spill response plans. Again, our operators are responsible for compliance with the Clean Water Act although we may be liable for any failure of the operator to do so.

         Federal Clean Air Act. The Federal Clean Air Act restricts the emission of certain air pollutants. Prior to constructing new facilities, permits may be required before work can commence and existing facilities may be required to incur additional capital costs to add equipment to ensure and maintain compliance. As a result, our operations may be required to incur additional costs to comply with the Clean Air Act.

          Other Environmental Laws. In addition to the above, our operations may be subject to the Resource Conservation and Recovery Act, which regulates the generation, transportation, treatment, storage, disposal and cleanup of certain "hazardous wastes", as well as the Comprehensive Environmental Response, Compensation and Liability Act which imposes join and several liability without regard to fault or legality of conduct on classes of persons who are considered responsible for the release of a "hazardous substance" into the environment.

         The above represents a brief outline of the major environmental laws that may apply to our operations. We believe that our operators are in compliance with each of these environmental laws and the regulations promulgated thereunder.

Competition and Markets

         Strong competition exists for the acquisition and participation in offshore drilling projects. Such activity has increased recently given the recent surge in the commodity prices for oil and natural gas. Many companies with whom we compete for the acquisition of projects have more financial and other resources than may be available to us. Some of these companies, but certainly not all, include Chevron, BP, Apache Corporation, and Houston Exploration, all of whom are substantially larger than we are. As a result, our competitive position against these companies is relatively weak. However, as indicated earlier, most of our capital has been either spent or committed to projects such that we will likely not be competing with these large companies in the future for projects. However, if one or more of our existing projects were to be deemed a dry-hole, the funds we are holding for completion would be free for further investing. In such a case, we would again be competing with these larger companies for projects.

         The availability of a market for any oil and gas produced from our operations will depend on a number of factors beyond our control, most of which cannot be accurately predicted. These factors include the extent of domestic production and importation of oil and natural gas, the proximity of our wells to and the capacity of natural gas pipelines, the availability of other competitive fuels, fluctuations in seasonal supply and demand, government regulation of supply and demand caused by its pricing and allocation restrictions, and general national and worldwide economic conditions. Additionally, increased drilling activity could cause a shortage of drilling rigs and other services necessary for the drilling, production and marketing of oil and natural gas. Any such shortage of equipment and services could adversely affect our activities.

Customers

         During the first ten months of 2005, all of our oil and natural gas production from our producing properties (East Cameron 299 and West Cameron 556) was sold by the operator on our behalf. During that time period, our producing properties were operated by Millennium Offshore Group, Inc., "MOGI". MOGI sold our oil and natural gas production to the "market". As a result, we did not contract to sell any of our oil or gas to third parties. Therefore, during this period, we had no customers or any one customer upon which we depended for more than 10% of our revenue. In November 2005, MOGI sold its interest in these producing properties to ATP and ATP became the new owner and operator. As a result of MOGI's sale to ATP, the Manager retained Energy Upgrade to market our gas as of December 1, 2005 production. Our contract with Energy Upgrade is month to month but the fee structure is guaranteed for the one year period beginning December 1, 2005. We pay Energy Upgrade $0.04 per MMBTU less all costs or fees such as processing, transportation and fuel charges. Energy Upgrade's cost to market our crude oil and condensate is $0.50 per barrel for the same services. For quantities of gas in excess of 25,000 MMBTU per day, Energy Upgrade will decrease its fee by $0.015 per MMBTU. Energy Upgrade is also required to file all pertinent reports with the MMS and any other royalty owners should there be any at no additional cost to us.

Energy Prices

         Historically, the markets for crude oil and natural gas have been extremely volatile, and they are likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions which we can not control or influence. Therefore, it is impossible to predict the future price of crude oil and natural gas with any certainty. Low commodity prices could have an adverse affect on our future profitability. Also, we have not engaged in any price risk management programs or hedges to date and do not anticipate engaging in those types of transactions in the future.

Insurance

         Through our Manager we obtain hazard, property, general liability and other insurance in commercially reasonable amounts to cover our projects, as well as general liability and similar coverage for our business operations. However, there is no assurance that such insurance will be adequate to protect us from material losses related to our projects or operations. In addition, the Manager's practice is to obtain insurance as a package that is intended to cover most, if not all, of the natural gas and oil projects under its management, including many projects not owned by us. As a result, given insurance limits, if significant damages occur in a given year to projects owned by other energy programs managed by our Manager, the insurance available for potential damages to our projects in that year could be significantly reduced. Nevertheless, and despite this risk, we believe that the Manager has obtained adequate insurance in accordance with customary industry practices although the possibility does exist that depending on the occurrence, there may not be enough insurance to entirely cover any losses we sustain.

Salvage Fund

         As to projects in which we own a working interest, we deposit in a separate interest-bearing account, or a salvage fund, which is in the nature of a sinking fund, enough money to provide for our proportionate share of the anticipated gross cost net of anticipated salvage value of dismantling production platforms and facilities, plugging and abandoning the wells, and removing the platforms, facilities and wells in respect of each of such projects after their useful life, in accordance with applicable federal and state laws and regulations. There is no assurance that the salvage fund will have sufficient assets to meet these requirements and any unfunded expenses, and we may be liable for such expenses. We have deposited $1 million from capital contributions into a salvage fund which we estimate to be sufficient to meet our potential requirements. If management later determines the deposit and earned interest is not enough to cover our proportionate share of expense, we will deposit payments from operating income to make up any differences. Any portion of a salvage fund that remains after we pay our share of the actual salvage cost will be distributed to the shareholders. There are no legal restrictions on the withdrawal of the salvage fund.

Employees

         We have no employees. The Manager operates and manages all of our activities.

Item 1A. Risks
--------------

Risks Related to Oil and Gas Activities

         All of our oil and natural gas activities are subject to risks normally incident to the exploration for and development and production of natural gas and crude oil, including:

         Our investment activities have resulted in unsuccessful projects and our other projects may not be successful. Notwithstanding the best efforts of the Manager in selecting projects, there is always significant risk that despite contrary indications, a project will not have commercially productive oil or natural gas reservoirs. The successful acquisition of producing properties requires assessment of reserves, seismic and other engineering information, future commodity prices, operating costs and potential environmental liabilities. Our assessment of these factors may not be successful. Indeed, during 2004 and 2005, we invested in four projects that resulted in dry-holes, meaning that there were either no, or commercially insufficient, quantities of oil and natural gas. Those dry-holes, as well as any future unsuccessful projects, will have an adverse effect on our future operations, financial condition and cash distribution to shareholders. We have one pending well, West Cameron 76 B6 to potentially be drilled in the summer of 2006 by BHP Billiton.

         Our exploration and production activities are subject to risks that we can not control and we may have insufficient insurance to cover these risks. To the extent we are not covered by insurance, we could incur losses and liabilities which could reduce revenues, increase costs or eliminate dollars available for future exploration and development programs. Costs of drilling, completing and operating wells are often uncertain and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including:

     o    Fires, explosions, blowouts and cratering
     o    Equipment failures, casing collapse, pipe and cement failures
     o    Marine risks such as capsizing or collisions
     o    Adverse weather conditions, including hurricanes
     o    Shortages or delays in the delivery of equipment

     o    Acts of terrorism
     o    Environmental hazards
     o    Pipeline ruptures and discharge of toxic gases

         Many of the above-mentioned risks could result in damage to life and/or property or cause sustained interruption of production. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks. Insurance to cover certain of these risks may be prohibitively expensive or unavailable, particularly with respect to acts of terrorism. Additionally, insurance coverage may not be sufficient to cover certain catastrophic events.

         In addition, it is significantly less costly for our insurance to be acquired and maintained by the Manager as a package that covers all of the natural gas and oil projects under its management. The majority of these projects are owned by other entities under its management. As a result, given insurance limits, if significant damage occurs to those other projects in any given year, the amount of insurance available to cover any damage to our projects could be significantly reduced.

         Our reserve estimates are inherently uncertain, may be inaccurate and if so, may adversely affect our revenue and profitability. There are many uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. Estimates of reserves by necessity are projections based on engineering and geological data, including but not limited to volumetrics, reservoir size, reservoir characteristics, the projection of future rates of production and the timing of future expenditures. The accuracy of any reserve estimate is a function of the amount and quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers normally vary and may not be accurate. Development of our reserves may not occur as scheduled and the actual results may not be as estimated.

         In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such reserve and cost estimate upward or downward. Accordingly, reserve estimates are often different from the quantities ultimately recovered. The Manager reviews the reserve estimates provided by the operators of properties in which we participate and may retain independent reserve engineers to review such reserve estimates and/or conduct an independent review, as appropriate. Future performance that deviates significantly from reserve estimates could have a material effect (positive or negative) on our operations, business and prospects, as well as on the amounts of such reserves.

         Moreover, our estimated or proved oil and natural gas reserves and the estimated future net revenues from such reserves are based upon various assumptions, including those required by the SEC relating to oil and natural gas prices, drilling and operating expenses. As a result, we are required to make assumptions and judgments, all of which can be wrong or inaccurate. Thus, our estimates are inherently imprecise and the quality and reliability of this information can vary, perhaps significantly, from actual results.

         Our revenue, profitability and cash flow are highly dependent on the prices of oil and gas. Historically, the markets for crude oil and natural gas have been extremely volatile, and they are likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions. Therefore, it is impossible to predict the future price of crude oil and natural gas with any certainty. Low commodity prices could have an adverse affect on our future profitability and, in such an event, we may be required by accounting rules to write down the carrying value of our Projects.

         We have not engaged in any price risk management programs or hedges to date and we do not anticipate engaging in those types of transactions in the future.

         The availability and cost of needed equipment may adversely affect our profitability and operations. As a result of the increase in natural gas and oil prices, drilling activity in the Gulf of Mexico has increased significantly. Drilling rigs and other equipment could become harder to obtain and more costly to acquire, especially if weather occurrences, such as hurricanes, occur with frequency in the Gulf of Mexico. These circumstances could have a negative impact on our operations.

         We have invested most of our capital. As a result, we have limited ability to invest in additional projects. The capital we raised in our private placement is all the capital we will be able to obtain for investments in Projects. Given our structure, obtaining traditional financing from public markets is unlikely and it is not practical to assume we can raise additional funds through a supplemental offering or through debt financing. As a result, we have little, if any, ability to grow our business and each of the unsuccessful projects we have experienced to date not only reduces our ability to generate revenue, but also exhausts our limited supply of capital.

         We may incur costs to comply with the many environmental and other governmental regulations that apply to our operations. The oil and gas industry, in general, and offshore activities, in particular, are subject to numerous governmental laws and regulations which may affect our ongoing and future operational decisions and financial results. United States legislation affecting the oil and gas industry is under constant review for amendment and expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations which, among other things, require permits for the drilling of wells, impose construction, abandonment and remediation requirements, prevent the waste of natural gas and liquid hydrocarbons through restrictions on flaring, require drilling bonds and regulate environmental and safety matters. Additionally, governmental regulations may also impact the demand for oil and gas, which could adversely affect the price at which oil and gas is sold. The regulatory burden on the oil and gas industry increases its cost of doing business and, subsequently, affects its profitability. Finally, as additional legislation or amendments may be enacted in the future, we are unable to predict the ultimate cost of compliance.

         We rely on third parties to operate, manage and maintain our projects over which we have limited control. Neither we nor our Manager currently own or have any plans to acquire drilling or production equipment nor do we maintain a staff of technical employees required for on-site operations. Therefore, we rely on unrelated third party operators to oversee and/or perform all drilling, completion and ongoing maintenance and production activities for the projects in which we participate. As such, we have little or no control over the day-to-day operations of these projects. However, we have acquired and will continue to seek projects in which the operators have significant resources, are experienced in offshore operations and have a long term presence in the Gulf of Mexico.

         We own projects jointly with other companies over whom we have no control and who may influence the manner in which the project is operated. We participate in projects as a working interest owner along with other unrelated third party entities, including the operator. While our Manager may monitor and participate in decisions affecting exploration and development of the leases or wells in which we participate, other decisions with respect to lease exploration and development activities may be controlled by the other participants and could be unfavorable to us. Finally, we could be held liable for the joint activity obligations or tortuous actions of the operator or other working interest owners. If our co-participants fail to pay their portion of the lease acquisition, drilling and completion or ongoing maintenance costs for any well, the project may lack sufficient funds to perform such work.

         We face competition. As a small natural gas and oil producer, we face competition in all aspects or our business. Many of our competitors are large, well-established companies that have significantly larger staffs and have greater capital resources than we do. These companies may be able to pay more for a project or sustain losses for a longer period of time than we can.

         We maintain a salvage fund. As indicated above, we have created a salvage fund to cover certain anticipated salvage costs associated with our projects. There is no assurance that the salvage fund will have sufficient assets to meet these requirements, and we may be liable for our percentage share of unfunded expenses.

Risks related to the nature of our shares.
------------------------------------------

         Our shares have severe restrictions on transferability and liquidity. Our shares are illiquid investments. There is currently no market for these shares. Because there will be a limited number of persons who purchase shares and because there are significant restrictions on the transferability of such shares under the LLC Agreement and under applicable federal and state securities laws, it is expected that no public market will develop. Moreover, neither we nor our Manager will provide any market for the shares. Shareholders are generally prohibited from selling or transferring their shares except in the circumstances permitted under the LLC Agreement, and all such sales or transfers require our consent, which we may withhold in our sole discretion. Accordingly, shareholders have no assurance that an investment can be transferred and must be prepared to bear the economic risk of the investment indefinitely.

         Our shareholders can not participate in our management or operations. Shareholders have no right, power or authority to participate in our management or decision making or in the management of our projects. The Manager has the exclusive right to manage, control and operate our affairs and business and to make all decisions relating to our operation.

         Our assets will be illiquid. Our interest in projects will be illiquid. We do not anticipate selling our interests in the projects, or any part thereof. Even if we elected to sell, it is likely that there will be little or no market for these assets. However, if we were to attempt to sell any such interest, a successful sale would depend upon, among other things, the operating history and prospects for the well or interest being sold, proven oil and gas reserves, the number of potential purchasers and the economics of any bids made by them and the current economics of the oil and gas market. In addition, any such sale may result in adverse tax consequences to the shareholders. The Manager has full discretion to determine whether any project, or any partial interest, should be sold. Shareholders have no ability to override the decision of the Manager. Consequently, shareholders will depend on the Manager for the decision to sell all or a portion of a project, or retain it, for the benefit of the shareholders.

         We indemnify our officers and the Manager and its employees for certain actions taken on our behalf. The LLC Agreement provides that our officers and agents, the Manager, the affiliates of the Manager and their respective directors, officers and agents when acting on behalf of the Manager or its affiliates on our behalf, will be indemnified and held harmless by the shareholders from any and all claims rising out of our management, except for claims arising out of the bad faith, gross negligence or willful misconduct or a breach of the underlying LLC operating agreement. Therefore, we may have difficulty sustaining an action against the Manager, or its affiliates and their officers based on breach of fiduciary responsibility or other obligations to the shareholders.

         The Manager will receive a management fee regardless of our profitability. The Manager is entitled to receive an annual management fee from us regardless of whether our activities are profitable. The annual fee is equal to 2.5% of total capital contributed by shareholders. Inherent in the fee and compensation arrangements are the possibility of conflicts between our interests and the best interests of the Manager. The Manager may have incentive to act in its best interests rather than in our best interest. On October 1, 2005, the Manager waived its annual management fee for the remainder of 2005 and future years.

         None of the compensation to be received by the Manager has been derived as a result of arm's length negotiations.

         Our Manager will receive cash distributions in addition to its management fee. The Manager as compensation for its management services will receive, in addition to its annual management fee, 15% of our cash distributions to shareholders although it has not contributed any cash to us. Accordingly, our shareholders contribute all of the cash utilized for our investments and activities. If we are unsuccessful, the shareholders lose 100% of their investment.

         Shareholders have limited access to information. Delaware law permits Delaware limited liability companies to restrict access to certain information provided that such restricted access is set forth in the LLC Agreement. Our LLC Agreement contains provisions that limit shareholder access to certain sensitive or confidential information such as trade secrets, agreements or confidential or proprietary information. Moreover, shareholder access to information regarding other shareholders is likewise limited and we may refuse to give shareholder information, such as name and address, of other shareholders, which could make it difficult for a shareholder to contact other shareholders. Nevertheless, shareholders do have access to our tax, other financial information or any other reasonable information regarding our operations.

         Cash distributions are not guaranteed and may be less than anticipated or estimated. Distributions depend primarily on our available cash from oil and gas operations. At times, distributions may be delayed to repay the principal and interest on our borrowings, if any, or to fund our costs, although we do not anticipate such borrowings. Our taxable income will be taxable to the shareholders in the year earned, even if cash is not distributed.

          Our Manager has conflicts of interest in its management of our operations. Our shareholders will not be involved in the management of our operations. Accordingly, they must rely on the Manager's judgment in such matters. Inherent with the exercise of its judgment, the Manager will be faced with conflicts of interest. While neither we nor the Manager have specific procedures in place in the event of any such conflicting responsibilities, the Manager recognizes that it has fiduciary duties to us in connection with its position and responsibilities as Manager and the Manager intends to abide by such fiduciary responsibilities in performing its duties. Therefore, the Manager and its affiliates will attempt, in good faith, to resolve all conflicts of interest in a fair and equitable manner with respect to all persons affected by those conflicts of interest. The Manager is not liable to us for how conflicts of interest are resolved unless it has acted in bad faith, or engaged in gross negligence or willful misconduct.

Tax risks associated with an investment in our Shares.
------------------------------------------------------

         Although we have received an opinion from our counsel that we would be classified as a partnership and our shareholders would be treated as limited partners for federal income tax purposes, we will not obtain a ruling from the Internal Revenue Service (the "IRS") as to any aspect of our tax status. The tax consequences of investing in our shares could be altered at any time by legislative, judicial, or administrative action.

         The IRS may audit our tax returns. Any audit issues will be resolved by our Manager. If adjustments are made by the IRS, corresponding adjustments will be required to be made to the federal income tax returns of our shareholders, which may require payment of additional taxes, interest, and penalties. An audit of our tax return may result in the examination and audit of a shareholder's return that otherwise might not have occurred, and such audit may result in adjustments to items in the shareholder's return that are unrelated to our operations. Each shareholder bears the expenses associated with an audit of that shareholder's return.

         In the event that an audit of us by the IRS results in adjustments to the tax liability of a shareholder, such shareholder will be subject to interest on the under payment and may be subject to substantial penalties. In addition, a number of substantial penalties could potentially be asserted by the IRS on any such deficiencies.

         There can be no assurance that any deductions, credits or other tax consequences will be available. In addition, no assurance can be given that legislative or administrative changes or court decisions may not be forthcoming which would significantly change the tax risks to our shareholders. In some instances, these changes could have substantial effect on our taxes and those of our shareholders. Any future legislative changes may or may not be retroactive with respect to transactions prior to the effective date of such changes. Bills have been introduced in Congress in the past and may be introduced in the future which, if enacted, would adversely affect us.

Item 1B. Unresolved Staff Comments
----------------------------------

         None.

Item 2. Properties
------------------

Oil and Gas Exploration and Production Properties and Reserves
--------------------------------------------------------------

         Projects

         As of December 31, 2005, we owned working interests in seven offshore blocks as noted below. Since inception (March 1, 2004), we have participated in the drilling of eight wells, of which three were successful. In addition, one well has yet to be drilled.

         East Cameron 299

          In 2004, we acquired a 10% working interest in East Cameron 299 for $15 million from Millennium Offshore Group Inc. ("MOGI"), who at that time was the operator of the project (See also, Item 1 "Operator"). The block is located in federal waters approximately 105 miles offshore Louisiana. At the time of the acquisition, there was one producing well on the block, the C-10. Two additional wells were subsequently drilled in 2005; the C-11, which is currently shut in but not abandoned, and the C-12, which after reaching total depth and logging the well, it was discovered that we had crossed a small fault separating it from the main reservoir. The C-12 sands were non-productive. This separating fault was too small to be seen on the 3D seismic data. The C-12 well was abandoned. All three wells were drilled to depths in excess of 15,000 feet. Through December 31, 2005, total capital expenditures were $20.2 million, of which $15 million was paid to MOGI to purchase the working interest and of which $1.3 million was expensed as dry-hole costs (C-12).

         Ridgewood Energy 1998-D Fund, L.P., G Fund series, H Fund series, the Ridgewood Energy I Fund, LLC and the Ridgewood Energy J Fund, LLC, affiliates of the Fund, also have working interests in these three wells.

         West Cameron 556

         In 2005, we acquired a 20% working interest for $6 million in West Cameron 556, operated at that time by MOGI (See Item 1 "Operator"), located in federal waters approximately 105 miles offshore Louisiana. The West Cameron 556 block is adjacent to the East Cameron 299 and shares common handling and production facilities. An exploratory well was drilled to its objective depth of approximately 15,000 feet and was determined to be non-commercial. It was subsequently completed in a shallower zone and is currently producing natural gas.

         The Fund paid 25% of the well costs through completion and installation of the wellhead for a 20% working interest ownership, which amounted to a 5% "promote". Our total capital expenditures for West Cameron 556 through December 31, 2005 were approximately $11.8 million inclusive of the $6 million acquisition price.

         An affiliate, the Ridgewood Energy N Fund LLC, also has a 20% working interest in this well.

         West Cameron 103

         In July 2004, we participated in an exploratory test well paying 53.33% of the drilling costs to earn a 40% working interest in West Cameron 103. West Cameron 103 was operated by Gryphon Exploration and is located in federal waters approximately 12 miles offshore Texas.

         An affiliate, the Ridgewood Energy L Fund LLC, also participated in the well to earn a 20% working interest.

         The well reached a total depth of 17,510 feet and evaluation of the wireline log data showed very low resistivity, non-commercial pay through most of the target sands indicating that the gas had migrated and the trap was not competent. The presence of residual gas was sufficient enough to give the amplitude versus offset (AVO) response seen on the 3D seismic data. The well was non-commercial and was plugged and abandoned on November 6, 2004. Our total expenditures for West Cameron 103 were approximately $5.6 million.

         Matagorda Island 619

         In 2004, we participated in a 12,588 feet exploratory test well paying 33.333% of the dry-hole costs to earn a 25% working interest in Matagorda Island
619. Matagorda Island 619 was operated by Gryphon Exploration (See Item 1 "Operator") and is located in federal waters approximately 15 miles offshore Texas.

         After reaching total depth and evaluating with wireline logging tools, it was found that although the well encountered two sands between 12,000 feet and 12,500 feet, the sands only contained residual gas, enough to give the AVO response on the 3D seismic data. Since the sands contained residual hydrocarbons, it is believed that the trapping fault was incompetent and whatever gas might have been trapped leaked out.

         The well was deemed non-commercial and was plugged and abandoned in 2004. Our total expenditures for Matagorda Island 619 were approximately $2.0 million.

         Galveston 246

         In 2004, we acquired a 10% working interest in two State of Texas leases located approximately 5 miles offshore. The leases were operated by Gryphon Exploration (See Item 1 "Operator").

         We participated in the drilling of a 13,124 foot exploratory well in 2004, paying 13.33% of the dry-hole cost. After reaching total depth, evaluation by wireline tools indicated the sands were either "shaled" out or extremely tight. The well was considered unsuccessful and subsequently plugged and abandoned. Our total expenditures were $768,000 through December 31, 2005.

         An affiliate, the Ridgewood Energy J Fund, LLC also had a 10% working interest in this well.

         High Island 53

         We participated in an unsuccessful exploratory test well, paying 80% of the dry-hole costs to earn a 72% working interest in a portion of the lease covering High Island 53. The block was operated by MOGI (See Item 1 "Operator"). High Island 53 had a single geologic target at 13,600'. We encountered drilling problems; lost circulation caused the drill pipe to get stuck. We were forced to side-track the well. We got to within 300 feet of the target depth when the drill pipe became stuck again. After spending considerable time trying to get the pipe unstuck, MOGI sent a tool down through the well and cut the drill pipe off, abandoning thousands of feet of drill pipe in the hole. We elected not to side track the well again because we were concerned we would encounter the same problems and could not justify spending the additional money. Our total expenditures for High Island 53 were $9.8 million. The well was plugged and abandoned in late January 2005.

         West Cameron 76

         The West Cameron 76 B6 well is located approximately 11 miles offshore of Louisiana. We own an 11.24% interest in the well. BHP Billiton is the operator of the development well and has planned for and hopes to gain all necessary approval to drill the 16,300 feet well in the second quarter of 2006. Due to proximity of this well to other producers in the Marge A 3D, unanimous approval by all partners is required. Estimated project costs have gone up from our original projection of $3.2 million to $3.4 million reflecting an increase in rig rates.

         Drilling Activities. During the years ended December 31, 2004 and 2005, we expended approximately $40.1 million and $9.6 million, respectively, for exploratory and development activities. We have budgeted total costs of $3.4 million for the potential West Cameron 76 B6 well.

         Reserve Information. As of December 31, 2005, the Fund's estimated net total proved developed and undeveloped reserves were 2,543 MMCFE, of which 2,328 MMCF were natural gas reserves and 35.9 MBBLS were crude oil, condensate and natural gas liquid reserves (see "Supplemental Information" to Financial Statements). At such date, 100% of our reserves were located in United States Offshore and Texas State waters. MCFE is determined using a ratio of 6.0 thousand cubic feet (MCF) of natural gas to one barrel (BBL) of crude oil, condensate or natural gas liquids.

Item 3. Legal Proceedings
-------------------------

          We are currently not a party to any material existing or pending legal action that would have a material effect on our business, financial condition, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         There were no matters submitted to a vote of security holders in 2005.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
------------------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

         There is currently no established trading market for our shares. The aggregate capital contributions made were $70,859,719 and as of the date of this filing, there are 480.7046 shares outstanding. We are not currently offering or proposing to offer any shares for sale to the public. There are no outstanding options or warrants to purchase, or securities convertible into shares and we do not have any equity-based compensation plans. The shares are severely restricted as to resale.

         Cash distributions to shareholders and the Manager for the year ending December 31, 2005 were $1,215,272 and $214,461, respectively. There were no distributions made in 2004.

Item 6.  Selected Financial Data
--------------------------------

         The following table summarizes certain of our selected financial data for the year ending December 31, 2005 and for the period ending December 31, 2004. The information for 2004 is from our inception (March 1, 2004). The information summarized below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our audited Financial Statements and related Notes.

--------------------------------------------------------------------------------
Year Ended December 31                                    2005         2004 (1)
--------------------------------------------------------------------------------
Statement of Operations Data:
--------------------------------------------------------------------------------
Revenues                                            $3,689,371         $320,099
--------------------------------------------------------------------------------
Loss from operations                                (3,995,853)     (22,516,849)
--------------------------------------------------------------------------------
Net loss                                            (3,708,899)     (22,217,930)
--------------------------------------------------------------------------------
Net loss per share                                     ($8,167)        ($45,492)
--------------------------------------------------------------------------------
Number of shares outstanding                          480.7046         480.7046
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Balance Sheet Data:
--------------------------------------------------------------------------------
Cash and cash equivalents                           $7,846,290      $18,861,719
--------------------------------------------------------------------------------
Salvage fund                                         1,033,879                -
--------------------------------------------------------------------------------
Oil and gas properties, net                         25,923,700       24,627,091
--------------------------------------------------------------------------------
Total assets                                        36,535,784       43,839,990
--------------------------------------------------------------------------------
Total current liabilities                              732,745        2,973,599
--------------------------------------------------------------------------------
Total long-term liabilities                             75,280                -
--------------------------------------------------------------------------------
Total members' capital                              35,727,759       40,866,391
--------------------------------------------------------------------------------
Total liabilities and members' capital              36,535,784       43,839,990
--------------------------------------------------------------------------------

(1) From inception - March 1, 2004

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Overview of Our Business

         We are a small independent natural gas and oil producer. Our primary investment objective is to generate cash flow for distribution to our shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico. We began our operations by offering our shares in a private offering on April 22, 2004. As a result of such offering, we raised $70.9 million through the sale of 480.7046 shares of LLC membership interests. After the payment of $11.0 million in offering fees, commissions and investment fees to Ridgewood Energy Corporation and broker-dealers, we retained approximately $59.9 million available for investment. Since our inception in March of 2004, we have acquired an interest in seven offshore blocks and have participated in the drilling of eight wells on those seven offshore blocks. As of December 31, 2005, we have two successful wells located in the East Cameron Block 299 and one successful well located in the West Cameron 556 block; all are located offshore Louisiana. During 2004 and 2005, we invested in four projects that resulted in dry-holes; additionally one of the wells in the otherwise successful EC299 (C-12) block was also dry. In total, $19.2 million of investors' capital has been expended on dry-holes. Currently, the Fund is projected to invest in one additional future development project, West Cameron 76 B6. Approximately $3.4 million is estimated for the future development of this project which is anticipated to begin drilling in the second quarter of 2006.

         The Manager performs certain duties on our behalf including the evaluation of potential projects for investment and ongoing administrative and advisory services associated with these projects. We do not currently, nor is there any plan to, operate any project in which we participate. The Manager enters into operating agreements with third-party outside operators for the management of all exploration, development and producing operations, as appropriate. As compensation for the above duties, the Manager is paid a one-time investment fee for the evaluation of projects on our behalf and an annual management fee for ongoing administrative and advisory duties as well as reimbursement of expenses. Beginning October 1, 2005 the Manager has waived its management fee for the remaining life of the Fund. The Manager also participates in our distributions as additional compensation for its duties. (See also Item
1. Business).

         The following review of operations for each of the two periods ended December 31 should be read in conjunction with our financial statements of the Fund and the notes thereto beginning on page F-1. The financial statements for 2004 reflect results from March 1, 2004 (Inception) through December 31, 2004.

Results of Operations

         During 2005, our first full year of operations, we had a loss from operations of $3,995,853 compared to a loss from operations in 2004 of $22,516,849.

         Operating Revenues: Operating revenues for 2004 reflect sales of natural gas and oil for two months of $320,099 whereas during 2005, revenues from the sale of natural gas, crude oil and condensate were $3,689,371.

     ---------------------------------------------------------------------------
     Wellhead volume and price statistics for the periods ended December 31, were as follows:
     ---------------------------------------------------------------------------
                                                               2005    2004 (4)
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------
     Natural Gas Volumes (MCF) (1)
     ---------------------------------------------------------------------------
              East Cameron 299                              216,590      55,318
     ---------------------------------------------------------------------------
              West Cameron 556                               44,206           -
     ---------------------------------------------------------------------------
                       Total                                260,796      55,318
     ---------------------------------------------------------------------------

     ---------------------------------------------------------------------------
     Average Natural Gas Prices ($/MCF) (2)
     ---------------------------------------------------------------------------
              Average                                        $12.53       $4.64
     ---------------------------------------------------------------------------

     ---------------------------------------------------------------------------
     Crude Oil and Condensate Volumes (BBLS) (1)
     ---------------------------------------------------------------------------
              East Cameron 299                                7,954       1,990
     ---------------------------------------------------------------------------
              West Cameron 556                                1,186           -
     ---------------------------------------------------------------------------
                       Total                                  9,140       1,990
     ---------------------------------------------------------------------------

     ---------------------------------------------------------------------------
     Average Crude Oil and Condensate Prices ($/BBL) (2)
     ---------------------------------------------------------------------------
              Average                                        $46.04       31.96
     ---------------------------------------------------------------------------

     ---------------------------------------------------------------------------
     Natural Gas Equivalent Volumes (MCFE) (3)
     ---------------------------------------------------------------------------
              East Cameron 299                              264,315      67,261
     ---------------------------------------------------------------------------
              West Cameron 556                               51,321           -
     ---------------------------------------------------------------------------
                       Total                                315,636      67,261
     ---------------------------------------------------------------------------

(1) Thousand cubic feet or barrels, as applicable.
(2) Dollars per thousand cubic feet or per barrel, as applicable.
(3) Thousand cubic feet equivalent and includes natural gas, crude oil, condensate and natural gas liquids. Thousand cubic feet equivalent (MCFE) is determined using a ratio of 6.0 MCF of natural gas to 1.0 BBL of crude oil, condensate or natural gas liquids.
(4) Represents approximately two months of production.

         Total wellhead natural gas sales of $3,268,563 for 2005 increased $3,012,090 over the previous year due to increases in natural gas volumes $2,575,631 and an overall increase in the average price received ($436,459). Natural gas revenues from East Cameron 299 were $2,646,812 for 2005 compared to $256,473 for the two months of 2004. Sales from West Cameron 556, which commenced production in September 2005, added $621,751.

         Total wellhead crude oil and condensate sales of $420,808 for 2005 increased $357,182 over the previous year due to increases in crude oil and condensate volumes ($329,163) and an overall increase in the average price received ($28,019). Crude oil and condensate revenues from East Cameron 299 were $364,107 for 2005 compared to $63,626 for the two months of 2004. Sales from West Cameron 556, which commenced production in September, 2005 added $56,701.

         Natural gas volumes in 2005 of 260,796 MCF increased 205,478 MCF, or 371%, over 2004. Wellhead crude oil and condensate volumes in 2005 of 9,140 barrels increased 7,149 barrels, or 359%, over 2004. These significant increases in volume were due to the addition of two new wells in 2005; East Cameron 299 C-11 from February to August 2005 and West Cameron 556 in September 2005. The East Cameron 299 C-10 well also added to the increased production quantities with twelve full months of production compared to approximately two months of production in 2004. However, production at both blocks was shut in for approximately 5 days in August 2005 due to Hurricane Katrina and approximately 2 weeks in October due to Hurricane Rita. Hurricane Katrina had a comparatively small impact on our production, while Hurricane Rita's impact on production was more significant. The damage on land to the gas processing infrastructure in the western half of Louisiana resulted in our wells being shut in for part of October even though we had no damage to our projects.

         The shut-in of the East Cameron C-11 well was not due to any hurricane damage and occurred prior to the hurricanes because the well was not producing sufficient supplies of natural gas as expected. The C-11 well has reserves and is thus not dry. However, the operator and working interest owners are currently reviewing the well to determine why supplies were lower than expected and whether a work-over (i.e., repair) of the well is required or necessary and, if so, the costs of any such work over.

         The average natural gas price of $12.53 per MCF for 2005 increased $7.89 per MCF, or 170% over the average price received during the two months of sales in 2004. The average crude oil and condensate price of $46.04 per barrel for 2005 increased $14.08 per barrel, or 44% over the average price received during the two months of sales in 2004. Although the hurricanes may have delayed the production of gas and recognition of revenue, they have combined to dramatically raise gas prices over the short-term. The dramatic price increases seen for natural gas are a result of supply and demand. Unlike the situation with crude oil, which can be readily stored in bulk for long periods of time and is relatively easy to import, there is not enough of a National Gas Reserve to turn to when shortages arise. Natural gas demand continues to exceed supply and there is little chance of increasing supply in the near-term regardless of any further increases in the natural gas price. Because the supply cannot increase for many years, the price remains high as the market driven mechanism for rationing the tight supplies.

Operating and Other Expenses

         Certain costs of operations can be compared more effectively when presented on a per-unit basis. The following table summarizes these costs per MCFE for the periods ended December 31:

         -------------------------------------------------------------
                                                     2005        2004
         -------------------------------------------------------------
         Lease Operating Expense                    $1.25       $0.37
         -------------------------------------------------------------
         D&A                                       $13.41       $8.16
         -------------------------------------------------------------

         Lease Operating Expenses. Lease operating expenses are the day-to-day costs incurred related to the ongoing operations and maintenance of wells and related facilities. These costs include lease operating expenses, transportation expense, work over expenses, if any, as well as well control insurance and certain other items, as applicable. All properties in which we participate are operated by third parties, with whom we have contractual agreements. Lease operating expenses totaled $393,811 for 2005 compared to $25,000 for the two months of operations in 2004. Lease operating expenses for 2004 were based on limited historical data for the EC299 operation. The $1.25 average rate reflected for 2005 is more indicative of actual lease operating expenses. Lease operating expenses for the EC299 C-10 well averaged approximately $1.18 per MCFE for 2005 as compared to $1.25 for EC299 C-11. The higher lease operating expenses for EC299 C-11 are a result of the well work over required to improve flow rates. Lease operating expenses for WC556 averaged $1.48 per MCFE for the first three months of production in 2005. The high rate for the WC556 well is attributable to the well control insurance costs during the initial drilling stage; well control insurance related to WC556 totaled $41,844 for 2005.

         Depletion and Amortization. Depletion and amortization ("D&A") refer to the systematic expensing of the capital costs related to the acquisition, exploration and development of natural gas and oil. We incurred D&A expense in the amount of $4,234,121 in 2005 which was an increase of $3,685,283 over the $548,838 in 2004. The increase was due primarily to increased production ($3,332,163) as well as an increase in the average D&A rate of $5.25 per MCFE ($353,120). The D&A rate increase is primarily due to a higher 2005 D&A rate for EC299, $14.87 per MCFE, as compared to $8.16 per MCFE for 2004. The rate increase is a combination of increased capital costs related to the C-11 work over as well as reduction in the estimated reserve quantities. The D&A rate for WC556 is approximately $5.92 per MCFE for 2005.

         Dry-hole costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either natural gas or oil in sufficient quantities to justify completion of the well. In 2005, dry-holes costs were $1,574,362, a decrease of $16,285,026 from the $17,859,388 of dry-hole costs recorded in 2004. The reason for the decrease is that the majority of dry-holes were drilled in 2004 when we were making most of our capital expenditures. See Item 2, Properties.

Dry-hole costs for the periods ended December 31, were as follows:

         ------------------------------------------------------------------
                                                      2005            2004
         ------------------------------------------------------------------
         East Cameron 299 C-12                  $1,302,224     $         -
         ------------------------------------------------------------------
         High Island 53                            697,227       9,098,802
         ------------------------------------------------------------------
         West Cameron #103                        (170,703)      5,761,749
         ------------------------------------------------------------------
         Matagorda Island 619 #1                  (240,720)      2,216,719
         ------------------------------------------------------------------
         Galveston 246                             (13,666)        782,118
         ------------------------------------------------------------------
         Dry-Hole Costs                         $1,574,362     $17,859,388
         ------------------------------------------------------------------

         General and Administrative Expenses. General and administrative expenses for the periods ended December 31, were as follows:

         ---------------------------------------------------------------------
                                                            2005         2004
         ---------------------------------------------------------------------
         Investment fees                              $        -   $3,240,070
         ---------------------------------------------------------------------
         Management fees                               1,328,625    1,107,882
         ---------------------------------------------------------------------
         Accounting and legal fees                       102,873       30,873
         ---------------------------------------------------------------------
         Insurance                                        46,912       21,795
         ---------------------------------------------------------------------
         Accretion expense                                 3,160            -
         ---------------------------------------------------------------------
         Other general and administrative expenses         1,360        3,102
         ---------------------------------------------------------------------
                                                      $1,482,930   $4,403,722
         ---------------------------------------------------------------------

         The Manager is paid a one time investment fee of 4.5% of initial capital contributions. The fee is payable for services of investigating and evaluating investment opportunities and effecting transactions when the capital contributions are made. Investment fees of $3,240,070 were paid in 2004.

         Management fees are charged to cover those expenses associated with overhead, including payroll and benefits for employees, rent and other administrative costs incurred by the Manager for its on-going management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees were $1,328,625 in 2005 compared to $1,107,882 for 2004. Beginning on October 1, 2005 and continuing for the remaining life of the Fund, the Manager has elected to waive its management fee.

         Accounting and legal fees and insurance expenses represent those costs specifically identifiable or allocable to us. The increase in accounting and legal fees is due to the additional review and audit procedures required for SEC reporting requirements as compared to 2004. Insurance expense represents premiums related to the directors and officers liability policy and is allocated by the Manager to the fund based on total capital raised.

Other Income

         Other income, comprised solely of interest income, was $286,954 for the year ended December 31, 2005 as compared to $298,919 for the period from March 1, 2004 (inception) through December 31, 2004. Although cash and equivalents decreased approximately $11 million for the year, interest income only decreased $11,965 due to higher interest rates earned on money market accounts and bank balances generating interest income for twelve months in 2005 as compared to only six months in 2004.

Capital Resources and Liquidity

         The primary sources of our cash during the periods from inception through December 31, 2005 included the initial net cash contribution of $59.9 million obtained from our private offering and $4.6 million generated from our operations and interest income. Primary cash outflow included funds used for operation, exploration and development expenditures and the payment of distributions to shareholders. We had a cash balance of $7.8 million at December 31, 2005 and $18.9 million at December 31, 2004.

The following table reflects inception-to-date sources and uses of our cash:

         ------------------------------------------------------------------
         Sources and Uses of Cash (In Millions)
         ------------------------------------------------------------------
         Initial private placement                                   $70.9
         ------------------------------------------------------------------
         Fees (1)                                                    (11.0)
         ------------------------------------------------------------------
         Net proceeds                                                 59.9
         ------------------------------------------------------------------
         Revenues                                                      4.0
         ------------------------------------------------------------------
         Interest income                                               0.6
         ------------------------------------------------------------------
         Total Available Cash                                         64.5
         ------------------------------------------------------------------
         ------------------------------------------------------------------
         Exploration and development expenditures                    (49.8)
         ------------------------------------------------------------------
         Management fee                                               (2.4)
         ------------------------------------------------------------------
         Expenses (LOE, G&A, etc.)                                    (0.6)
         ------------------------------------------------------------------
         Distributions                                                (1.4)
         ------------------------------------------------------------------
         Net Receivable                                               (1.5)
         ------------------------------------------------------------------
         Salvage Fund                                                 (1.0)
         ------------------------------------------------------------------
              Cash and cash equivalents                                7.8
         ------------------------------------------------------------------
         Funds for future project development                         (3.4)
         ------------------------------------------------------------------
         Available uninvested capital at December 31, 2005            $4.4
         ------------------------------------------------------------------

         (1) Includes syndication costs of $7.8 million and a one time investment fee paid to the Manager of $3.2 million

         In 2005, we generated $1.1 million from operating activities compared to a net operating cash outflow of $4.1 million in 2004. The increase is due primarily to increased revenues of $3.4 million partially offset by increased lease operating and general and administrative expense as described above.

         Net investing cash outflows of $10.6 million in 2005 decreased $29.5 million as compared to 2004 due to a significant decrease in the amount of capital expended related to dry-holes. During 2004 we invested cash in six projects, four of which were determined to be dry-holes. In 2005 we continued our investment in the two successful lease blocks, East Cameron 299 and West Cameron 556 and encountered one dry-hole related to a new well within the East Cameron 299 lease block. Additionally, we have deposited $1 million from capital contributions into a salvage fund which we estimate to be sufficient to meet our share of the anticipated costs in the dismantling of production facilities, the plugging, and abandonment of wells and the removing of any equipment in accordance with applicable federal and state laws and regulations.

         Cash used in financing activities in 2005 totaled $1.4 million compared to $63.1 million of cash generated from financing activities the previous year. In 2004, we generated cash contributions from shareholders of $70.9 million net of syndication costs of $7.8 million. In 2005, we made distributions to shareholders of $1.2 million and distributed $0.2 million to the Manager. The Manager may distribute available cash from operations (as defined in the LLC Agreement) including cash received for net operating revenues net of lease operating expenses and other cash expenditures and net reserves designated for operating expenses, plug and abandonment costs, and certain other contingent liabilities.

         Exploration and Development Expenditures

         The below chart is a summary of our investments detailing the drilling risk and the actual dollars spent on each well in millions. The total spent on producing properties demonstrates the completion and facilities costs in addition to the drilling risk money. The total spent on dry-holes represents the total amount spent on each well and written off.

---------------------------------------------------------------------------------------------------------------------
          Lease Block             Working    Operator      Offshore        Target         Drilling       Total Spent
                                  Interest               Location in        Depth          Risk(b)       12/31/05 (c)
                                                        Gulf of Mexico                 ($ in millions) ($ in millions)
---------------------------------------------------------------------------------------------------------------------
Producing
---------------------------------------------------------------------------------------------------------------------
East Cameron 299 C-10               10%         ATP             LA          16,835'             $7.5            $9.4
---------------------------------------------------------------------------------------------------------------------
East Cameron 299 C-11               10%         ATP             LA          17,000'              8.0             9.5
---------------------------------------------------------------------------------------------------------------------
West Cameron 556                    20%         ATP             LA          15,000'             10.3            11.8
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Dry Holes (a)
---------------------------------------------------------------------------------------------------------------------
East Cameron 299 C-12               10%         ATP             LA          17,100'              1.2             1.3
---------------------------------------------------------------------------------------------------------------------
Galveston 246                       10%       Gryphon           TX          13,124'              0.8             0.8
---------------------------------------------------------------------------------------------------------------------
High Island 53 #4                   72%         ATP             TX          13,600'              9.5             9.8
---------------------------------------------------------------------------------------------------------------------
Matagorda 619                       25%       Gryphon           TX          12,588'              2.0             2.0
---------------------------------------------------------------------------------------------------------------------
West Cameron 103                    40%       Gryphon           LA          17,510'              5.6             5.6
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
To be Drilled
---------------------------------------------------------------------------------------------------------------------
West Cameron 76 B6                 11.24%       BHP             LA          16,300'              2.2               -
---------------------------------------------------------------------------------------------------------------------

     (a) Dry-hole costs represent wells that have been drilled but do not have commercially productive oil and/or gas reservoirs. See Item 2, Properties.

     (b) Drilling risk represents the potential dry-hole costs, leasehold costs or sunk costs including promote for project participation per AFE's.

     (c) Total spent includes development money, i.e. completion and facilities costs on wells that are deemed commercially productive.

         Affiliates, Ridgewood Energy G, H, I, and J Funds have a collective
           36.666% working interest in the three East Cameron projects.
         An affiliate, Ridgewood Energy N Fund, LLC has a 20% working interest in the West Cameron 556 project. An affiliate, Ridgewood Energy J Fund,
         LLC had a 10% working interest in Galveston 246 which has been deemed a dry-hole.
         An affiliate, Ridgewood Energy L Fund, LLC had a 20% working interest in West Cameron 103 which has been deemed a dry-hole.

The table below sets out exploration and development cash expenditures for the periods ending December 31, 2005 and 2004 along with estimated budgeted amounts for future periods:

-------------------------------------------------------------------------------------------------
Expenditure Category                                Actual Cash Expenditures         Budget (1)
-------------------------------------------------------------------------------------------------
                                                       2004 (2)          2005               2006
-------------------------------------------------------------------------------------------------
Capital
-------------------------------------------------------------------------------------------------
Exploration
-------------------------------------------------------------------------------------------------
         Property Acquisition Costs                 $21,000,000    $  861,129         $        -
-------------------------------------------------------------------------------------------------
         Exploratory Drilling Costs                   3,201,357             -          3,400,000
-------------------------------------------------------------------------------------------------
Total Exploration                                    24,201,357       861,129          3,400,000
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Development
-------------------------------------------------------------------------------------------------
         Developmental Drilling Costs                   974,572     4,282,174                  -
-------------------------------------------------------------------------------------------------
Total Development                                       974,572     4,282,174                  -
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Total Capital Expenditures                           25,175,929     5,143,303          3,400,000
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Dry Hole Costs                                       14,931,662     4,502,088                  -
-------------------------------------------------------------------------------------------------
Total Exploration and Development Expenditures      $40,107,591    $9,645,391         $3,400,000
-------------------------------------------------------------------------------------------------

     (1) Budget amounts assume that the wells are commercially successful. If any of the budgeted exploratory projects are unsuccessful, budgeted development capital will be reallocated to one or more new unspecified projects.

     (2)  From inception - March 1, 2004.

         Although SEC reporting only considers proven reserves, we consider probable and possible reserves when making investment decisions and when estimating future cash flow. The chart below represents undiscounted proven, probable and possible reserves as determined by an independent engineering firm for our producing properties only.

         ---------------------------------------------------------------------
                   Producing Properties                 12.31.05 Future
                                                   Est. Revenue to K Fund.
         ---------------------------------------------------------------------
         EC 299 C-10
         ---------------------------------------------------------------------
         Proved                                                    $3,100,126
         ---------------------------------------------------------------------
         Probable                                                   1,685,096
         ---------------------------------------------------------------------
         Possible                                                   2,135,344
         ---------------------------------------------------------------------
                                                                   $6,920,344
         ---------------------------------------------------------------------
         EC 299 C-11
         ---------------------------------------------------------------------
         Proved                                                    $3,660,212
         ---------------------------------------------------------------------
         Probable                                                   1,636,657
         ---------------------------------------------------------------------
         Possible                                                   1,160,826
         ---------------------------------------------------------------------
                                                                   $6,457,695
         ---------------------------------------------------------------------
         WC 556
         ---------------------------------------------------------------------
         Proved                                                   $18,276,112
         ---------------------------------------------------------------------

         A. Gas prices for EC 299 average $9.90 for 2006 and $8.90 for 2007 and $7.90 thereafter.

We have invested most of our capital. As a result we have limited ability to invest in new projects. In addition to the available uninvested capital of $4.4 million on our Sources and Uses of Cash chart, should we not drill the West Cameron 76 B6 well, we will have an additional $3.4 million to invest in a different project. If we drill West Cameron 76 B6 and it is unsuccessful the budgeted completion costs of $1.2 million will become available for future investment.

 Off-Balance Sheet Arrangements

         We have no off-balance sheet arrangements as of December 31, 2005 and do not anticipate the use of such arrangements in the future.

Contractual Obligations

         We have no known contractual obligations as of December 31, 2005.

Summary of Critical Accounting Policies

         We prepare our financial statements and the accompanying notes in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. We identify certain accounting policies as critical, based on, among other things, their impact on our financial condition, results of operations or liquidity, and the degree of difficulty, subjectivity and complexity in their deployment. Critical accounting policies cover accounting matters that are inherently uncertain because future resolution of such matters is unknown. Management routinely discusses the development, selection and disclosure of each of the critical accounting policies. Following is a discussion of our most critical accounting policies:

         Proved Oil and Gas Reserves

         Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates are made. The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs. The process of estimating quantities of natural gas, crude oil and condensate reserves is very complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. The data for any given reservoir also may change over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time. Our reserve quantities are prepared annually by an independent engineering firm. See the Supplemental Information (unaudited) in our financial statements for reserve data related to our properties.

         Oil and Gas Properties

         We use the successful efforts method of accounting for our oil and gas producing activities. Acquisition costs are capitalized when incurred. Other oil and gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether the wells have discovered proved commercial reserves. If proved commercial reserves have not been found, such drilling costs are expensed. If commercial quantities of reserves are found, costs remain capitalized. Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of natural gas and crude oil, are capitalized. Expenditures for ongoing repairs and maintenance of producing properties are expensed. Upon the sale or retirement of a proved property, the cost and related accumulated depletion and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the sale or retirement of an unproved property, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed for impairment. It is not the Manager's intention to sell any of the Fund's property interests.

         Depletion and Amortization for Oil and Gas Properties

         Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling projects and development costs. The base used to calculate depletion and amortization is the sum of proved developed reserves and proved undeveloped reserves for leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account and will be adjusted each year as additional information becomes available. Depletion and amortization rates are updated quarterly to reflect the addition of capitalized costs, property acquisitions or dispositions, and impairments; reserve additions and revisions are updated annually. The quantities of estimated proved oil and gas reserves are a significant component of our calculation of depletion and amortization and revisions in such estimates may alter our future expense. Holding all other factors constant, if reserves are revised upward or downward, earnings will increase or decrease, respectively.

         Impairments

         An impairment analysis is performed when events or changes in circumstances occur which indicate that an oil and gas asset's carrying value may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying value of the asset to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future undiscounted cash flows attributable to the asset or the estimated fair value of the asset.

         Gas Imbalances

         Oil and gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred. The actual volume of gas sold may differ from the volume of gas to which we are entitled. We will account for such gas production imbalances by the entitlements method. Under the entitlements method, we will record as revenues our entitled share of the total gas sold during the period. We will record a receivable from or payable to other working interest owners for the value of any under or overproduction, respectively. As of December 31, 2005 and 2004, there were no gas-balancing arrangements.

         Asset Retirement Obligations

         For proved oil and gas properties, we have obligations to perform certain removal and remediation when the asset is retired. SFAS 143 requires that we estimate the future cost of this obligation, discount it to its present value, and record a corresponding asset and liability on our balance sheet. The values ultimately derived are based on many significant estimates, including the expected future costs of this obligation, the future date of the required cash payment, and interest and inflation rates. Any revisions to these estimates will result in an adjustment to the carrying value of the capitalized asset and corresponding liability on a prospective basis.

         Authorization for Expenditures

         Authorization for Expenditures (AFE's) represents the operator's estimated budget for the cost of drilling or completing a well. AFE's are supplied to the working interest owners by the operator for review and acceptance before work has begun on a project. At times, operators may require a cash advance for our proportionate share of the AFE before beginning the work. As the actual costs are incurred, they are offset against the prepaid AFE.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         We do not currently have, or use, any derivative instruments nor do we have any plans to enter into such derivatives. We will generally invest cash equivalents in high-quality credit instruments consisting primarily of money market funds, Bankers acceptance notes and government agency securities with maturities of 180 days or less. We do not expect any material loss from cash equivalents and therefore believe that potential interest rate exposure is not material. We have no plan to conduct any international activities and therefore believe we are not subject to foreign currency risk.

         The principal market risk to which we are exposed that may adversely impact our results of operations and financial position is changes in oil and gas prices.

         Our revenue is sensitive to changes in the price received for oil and gas production. Prevailing market prices fluctuate in response to many factors that are outside of the Fund's control such as the supply and demand for oil and gas. Availability of alternative fuels as well as seasonal risks associated with hurricanes can also impact the supply and demand.

         High oil and gas prices have resulted in a strong demand for and a tight supply of drilling rigs necessary to drill new wells. The increased cost in daily rig rates could have a negative impact on the return to our investors. Any shortage of drilling rigs could delay the employment of capital to such projects and thus delay revenue from operations.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     See Item 15

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

         None.

Item 9A.  Controls and Procedures
---------------------------------

         Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities and Exchange Act of 1934, as amended ("Exchange Act") as of December 31, 2005 ("Evaluation Date"). Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

         Changes to Internal Controls. There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information
---------------------------

         None.

PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         Ridgewood Energy Corporation, our Manager, is controlled by Robert E. Swanson, who is the manager, chairman, and, together with his family trusts, owns all of the membership interests of the Manager. The officers of the Manager are also our officers. Our Manager takes all actions necessary to manage our business affairs. We do not have a board of directors nor an audit committee or nominating committee as contemplated by the Sarbanes-Oxley Act of 2002. Instead, the Manager effectively performs the functions that the board of directors or the audit or nominating committee would otherwise perform.

         The Manager has direct and exclusive discretion in management and control of our affairs. The Manager may resign as Manager only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the Manager), or (ii) without cause with the consent of a majority in interest of the Investors. The Manager may be removed as manager as provided in our LLC Agreement.

         Ridgewood Energy Corporation was incorporated in October 1982 as a Delaware corporation for the primary purpose of acting as a manager of the business of funds and as a managing general partner of limited partnerships. All of the equity in the Manager is owned by Mr. Swanson or by family trusts. Mr. Swanson has the power on behalf of those trusts to vote or dispose of the membership equity interests owned by them.

         The Manager has also organized affiliated funds as Delaware limited partnerships or Delaware limited liability companies. Ridgewood Energy also manages those affiliated natural gas and oil funds. The business objectives of these other funds are similar to our objectives.

         The Manager is an affiliate of Ridgewood Renewable Power, LLC ("Ridgewood Power"), which organizes and operates Delaware business trusts and limited liability companies that have invested in independent renewable electric power project and other related activities. Other affiliates of the Manager include Ridgewood Securities LLC ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the funds sponsored by the Manager and the funds sponsored by Ridgewood Power; Ridgewood Capital Management LLC ("Ridgewood Capital"), which assists in offerings made by the Manager and which is the sponsor of four privately offered venture capital funds; and Ridgewood Power Management, LLC, which operates the power projects owned by the trusts and funds managed by Ridgewood Power. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

         Our executive officers, as well as those of REC, and their ages at December 31, 2005, are as follows:

Name, Age and Position with Registrant                         Officer Since
--------------------------------------                         -------------

Robert E. Swanson, 58
President and Chief Executive Officer                          1982*

W. Greg Tabor, 45
Executive Vice President and Director of Business
Development                                                    January 2004

Robert L. Gold, 46
Executive Vice President                                       1987

Kathleen P. McSherry, 40
Senior Vice President and Chief Financial Officer              2000

Daniel V. Gulino, 44
Senior Vice President and General Counsel                      2003

Mary Lou Olin, 51
Vice President and Secretary                                   1982*

*Each officer has served as an executive officer of the Fund since its inception.

         Set forth below is the name of, and certain biographical information regarding the executive officers of REC and the Fund:

Robert E. Swanson has served as the President, Chief Executive Officer and sole director of Ridgewood Energy since its inception and sole stockholder of Ridgewood Energy since its inception. Mr. Swanson is also the controlling member of Ridgewood Power and Ridgewood Capital. Mr. Swanson has been President and registered principal of Ridgewood Securities Corporation and has served as the Chairman of the Board of Ridgewood Capital since its organization in 1998. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Greg Tabor has served as the Executive Vice President and Director of Business Development for Ridgewood Energy since January 2004. Mr. Tabor was senior business development manager for El Paso Production Company from December 2001 to December 2003. From April 2000 to December 2001, Mr. Tabor was Vice President, Business Development for Madison Energy Advisors. Mr. Tabor is a graduate of the University of Houston.

Robert L. Gold has served as the Executive Vice President of Ridgewood Energy since 1987. Mr. Gold is also Executive Vice President of Ridgewood Power. Mr. Gold has also served as the President and Chief Executive Officer of Ridgewood Capital since its inception in 1998. Mr. Gold is a member of the New York bar. He is a graduate of Colgate University and New York University School of Law.

Kathleen P. McSherry has served as the Senior Vice President and Chief Financial Officer of Ridgewood Energy since 2000. Ms. McSherry has been employed by Ridgewood Energy Corp. since 1987, first as the Assistant Controller and then as the Controller before being promoted to CFO in 2000. Ms. McSherry also serves as Vice President of Systems and Administration of Ridgewood Power. Ms. McSherry holds a Bachelor of Science degree in Accounting.

Daniel V. Gulino has served as Senior Vice President and General Counsel of Ridgewood Energy since August 2003. Mr. Gulino also serves as Senior Vice President and General Counsel of RPM, Ridgewood Power and Ridgewood Capital and has done so since 2000. Mr. Gulino is a member of the New Jersey State Bar and the Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers School of Law.

Mary Lou Olin has served as the Vice President and Secretary of Ridgewood Energy since its inception. Ms. Olin has been a Vice President RPM, and Ridgewood Capital Management, LLC since their inception. Ms. Olin has a Bachelor of Arts degree from Queens College.

         Pursuant to the LLC Agreement, the Manager has appointed our officers to act on our behalf and sign documents on our behalf as authorized by the Manager. Mr. Swanson serves as our Chairman and our other executive officers are identical to those of the Manager, as indicated in the table immediately above.

         The officers have the duties and powers usually applicable to similar officers of a Delaware business corporation in carrying out our business. Officers act under the supervision and control of the Manager, which is entitled to remove any officer at any time. The Manager expects that most actions taken in our name will be taken by Mr. Swanson and the other principal officers in their capacities as our officers under the direction of the Manager rather than as officers of the Manager.

Section 16(a) Beneficial Ownership Reporting Compliance

         The individuals who are subject to the requirements of Section 16(a) have complied with those reporting requirements during 2005.

Code of Ethics

         In March 2004, a Code of Ethics was adopted for the Manager, Ridgewood Power, Ridgewood Capital and for the funds organized and managed by the Manager and its affiliated entities. The Code of Ethics is applicable to the principal executive officer, principal financial officer, principal accounting officer or controller (or any persons performing similar functions), of each such entity. A copy of the Code of Ethics is being filed as an exhibit to this report. A copy of the Code of Ethics will be provided to any person without charge, upon written request made to Ridgewood Energy K Fund, LLC, 947 Linwood Avenue, Ridgewood, New Jersey 07450 Attn: Daniel V. Gulino.

Audit Committee Financial Expert.

         We have neither a board of directors nor an audit committee as contemplated by the Sarbanes-Oxley Act of 2002 and instead, the Manager effectively performs the functions that the board of directors or the audit committee would otherwise perform. However, the Manager Shareholder has determined that Kathleen P. McSherry, who serves as our Senior Vice President and Chief Financial Officer and the Chief Financial Officer of the Manager qualifies as an audit committee financial expert as defined in Item 401(h)(2) of Regulation S-K.

Item 11.  Executive Compensation
--------------------------------

         Other than the management fee, we do not compensate our officers or those of REC. The Manager, or its affiliates, compensates its officers without any additional payments by us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

         The following table sets forth information with respect to beneficial ownership of our shares as of December 31, 2005 and 2004 (no person owns more than 5% of the shares) for:

         - Each executive officer (there are no directors)

         - All of the executive officers as a group

         Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 480.7046 shares outstanding at December 31, 2005 and December 31, 2004. Other than as set forth below, no officer owns any of our shares.

                                                               Number of
Name of beneficial owner                                       shares       Percent
------------------------                                       ------       -------
Robert E. Swanson (1), President and Chief Executive Officer   .6667            *
Executive officers as a group (1)                              .6667            *

* Represents less than one percent.
(1) - Includes shares owned by the spouse of Mr. Swanson.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

         In connection with the sale of shares in 2004, Ridgewood Securities Corporation, an affiliate of our Manager, earned $899,257 as a placement agent fee and for commissions. The Manager was paid $3,240,070 in 2004 as an investment fee for the services of investigating and evaluating projects for future investment. The Manager was paid $2,520,207 to cover legal and syndication fees for the organization, distribution and offering expenses.

         The Manager receives an annual management fee equal to 2.5% of total capital contributions, payable monthly, for general and administrative services supplied to us. For the periods ending December 31, 2005 and 2004, we paid management fees totaling $1,328,625 and $1,107,882, respectively. Beginning on October 1, 2005, and for the remaining life of the Fund, the Manager has elected to waive its management fee. Additionally, when distributions are made, the Manager is entitled to a portion of funds distributed to shareholders. We made no distributions in 2004. In 2005, we made $1,429,733 distributions, of which the 15% paid to the Manager was $214,461.

         The Manager will determine whether available cash from operations, as defined in our LLC Agreement, is to be distributed. Such distributions will be allocated 85% to shareholders and 15% to the Manager.

         Available cash from dispositions, as defined in our LLC Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received distributions equal to their capital contributions. After shareholders have received distributions equal to their capital contributions, 85% of available cash from dispositions will be distributed to shareholders and 15% to the Manager.

         Allocation of profits or losses from the normal course of operations of our wells shall be allocated 85% to shareholders and 15% to the Manager. The primary exception to this treatment is that all items of expense, loss, deduction and credit attributable to the expenditure of shareholders' capital contributions are allocated 99% to shareholders and 1% to the Manager.

         From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of December 31, 2005 and 2004, no amounts were outstanding.

         We have co-invested with similar affiliated natural gas and oil funds, which are also managed by our Manager to acquire and develop oil and gas projects. See Item 2, Properties.

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

         For the year ended December 31, 2005, Perelson Weiner LLP billed us $96,873 for professional services of which $16,873 related to preparation of our tax returns and $80,000 related to the audit of our financial statements in our Annual Report on Form 10-K and for related services relating to our Registration Statement on Form 10 and our Quarterly Reports on Form 10-Q. From inception through December 31, 2004, Perelson Weiner LLP billed us $36,873 for professional services of which $16,873 related to the preparation of our tax returns and $20,000 related to the audit of our financial statements as filed with our Registration Statement on Form 10.

         Because we do not have an audit committee in the traditional sense, all services provided to us by Perelson Weiner LLP were approved by the appropriate senior management of the Manager, including, but not limited to, the Manager's Chief Executive Officer and Chief Financial Officer.

PART IV

Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------

1.       Financial Statements

Report of Independent Registered Public Accounting Firm                                      F1
Balance Sheets at December 31, 2005 and 2004                                                 F2
Statements  of  Operations  for  the  Year  Ended  December  31, 2005
      and  the  Period  March  1,  2004 (Inception) through December 31, 2004                F3
Statements  of Changes in Members'  Capital for the Year Ended  December 31, 2005
      and the Period March 1, 2004 (Inception) through December 31, 2004                     F4
Statements  of Cash Flows for the Year Ended  December 31, 2005 and the Period
     March 1, 2004  (Inception) through December 31, 2004                                    F5
Notes to Financial Statements                                                             F6-10
Supplemental Information About Oil and Gas Producing Activities (Unaudited)              F11-13
Quarterly Financial Information                                                              33

             Report of Independent Registered Public Accounting Firm


The Shareholders and Manager
Ridgewood Energy K Fund, LLC


We have audited the accompanying balance sheets of Ridgewood Energy K Fund, LLC ("Fund") as of December 31, 2005 and 2004, and the related statements of operations, changes in members' capital and cash flows for the year ended December 31, 2005 and the period March 1, 2004 (inception) through December 31, 2004. These financial statements are the responsibility of the manager of the Fund. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the manager, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the year ended December 31, 2005 and the period March 1, 2004 (inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.




/s/ Perelson Weiner LLP


New York, New York
March 3, 2006



                                     F1

                          RIDGEWOOD ENERGY K FUND, LLC
                                 BALANCE SHEETS

                                                               December 31, 2005   December 31, 2004
                                                               -----------------   -----------------
                              ASSETS
Current assets:
         Cash and cash equivalents                                  $  7,846,290        $ 18,861,719
         Production receivable                                         1,709,745             320,099
         Prepaid expenses                                                 22,170              31,081
                                                                    ------------        ------------
                 Total current assets                                  9,578,205          19,212,899
                                                                    ------------        ------------
Salvage Fund                                                           1,033,879                  --
                                                                    ------------        ------------
Oil and gas properties
         Proved properties                                            30,706,659          15,974,572
         Unproved properties                                                  --           9,201,357
                                                                    ------------        ------------
                                                                      30,706,659          25,175,929
         Less:  accumulated depletion and amortization -
              proved properties                                       (4,782,959)           (548,838)
                                                                    ------------        ------------
         Oil and gas properties, net                                  25,923,700          24,627,091
                                                                    ------------        ------------
                 Total assets                                       $ 36,535,784        $ 43,839,990
                                                                    ============        ============
                 LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
         Due to operator, net                                       $    689,307        $  2,952,726
         Accrued expenses payable                                         43,438              20,873
                                                                    ------------        ------------
                 Total current liabilities                               732,745           2,973,599

Asset retirement obligations                                              75,280                  --
                                                                    ------------        ------------

                 Total liabilities                                       808,025           2,973,599
                                                                    ------------        ------------
Commitment and contingencies (Note 8)

Members' capital:
         Manager:
                 Distributions                                          (214,461)                 --
                 Accumulated deficit                                    (132,567)           (349,689)
                                                                    ------------        ------------
                      Manager's total                                   (347,028)           (349,689)

         Shareholders:
                 Capital contributions (534 shares authorized;
                    480.7046 issued and outstanding)                  70,859,719          70,859,719
                 Syndication costs                                    (7,775,398)         (7,775,398)
                 Distributions                                        (1,215,272)                 --
                 Accumulated deficit                                 (25,794,262)        (21,868,241)
                                                                    ------------        ------------
                       Shareholders' total                            36,074,787          41,216,080
                                                                    ------------        ------------
                 Total members' capital                               35,727,759          40,866,391
                                                                    ------------        ------------
                 Total liabilities and members' capital             $ 36,535,784        $ 43,839,990
                                                                    ============        ============

   The accompanying notes are an integral part of these financial statements.



                                       F2

                          RIDGEWOOD ENERGY K FUND, LLC
                            STATEMENTS OF OPERATIONS

                                                                                   For the period
                                                                                   March 1, 2004
                                                                                    (Inception)
                                                           Year ended                 through
                                                       December 31, 2005          December 31, 2004
                                                       -----------------          -----------------
Revenues
         Gas                                                $  3,268,563               $    256,473
         Oil                                                     420,808                     63,626
                                                            ------------               ------------
               Total revenues                                  3,689,371                    320,099
                                                            ------------               ------------
Expenses
         Dry-hole costs                                        1,574,362                 17,859,388
         Depletion and amortization                            4,234,121                    548,838
         Investment fees (Note 6)                                     --                  3,240,070
         Management fees (Note 6)                              1,328,625                  1,107,882
         Lease operating expenses                                393,811                     25,000
         Accounting and legal fees                               102,873                     30,873
         Insurance                                                46,912                     21,795
         Accretion expense                                         3,160                         --
         Other general and administrative expenses                 1,360                      3,102
                                                            ------------               ------------
               Total expenses                                  7,685,224                 22,836,948
                                                            ------------               ------------
               Loss from operations                           (3,995,853)               (22,516,849)

Other income
             Interest income                                     286,954                    298,919
                                                            ------------               ------------
               Net loss                                     $ (3,708,899)              $(22,217,930)
                                                            ============               ============

               Manager - Net income (loss)                  $    217,122               $   (349,689)

               Shareholders - Net loss                      $ (3,926,021)              $(21,868,241)

               Net loss per share                           $     (8,167)              $    (45,492)


   The accompanying notes are an integral part of these financial statements.



                                       F3

                          RIDGEWOOD ENERGY K FUND, LLC
                    STATEMENTS OF CHANGES IN MEMBERS' CAPITAL

                                                           Year ended                       For the period March 1, 2004 (Inception)
                                                       December 31, 2005                           through December 31, 2004
                                              -----------------------------------------  -------------------------------------------
                                                Manager     Shareholders      Total        Manager      Shareholders       Total
                                              ----------    ------------  -------------   ---------     -------------   ------------

Balances, January 1                          $ (349,689)   $ 41,216,080    $ 40,866,391   $      --   $         --     $         --

Shareholders' capital contributions                  --              --              --          --     70,859,719       70,859,719
Syndication costs (included offering fee
  of $2,520,207 paid to the Manager and
  selling commissions and placement fees
  of $179,200 and $720,057, respectively,
  paid to Ridgewood Securities Corp.-Note 6)         --              --              --          --     (7,775,398)      (7,775,398)

Net income (loss)                               217,122      (3,926,021)     (3,708,899)   (349,689)   (21,868,241)     (22,217,930)

Distributions                                  (214,461)     (1,215,272)     (1,429,733)         --             --               --
                                             ----------    ------------    ------------   ----------   ------------     ------------
Balances, December 31                        $ (347,028)   $ 36,074,787    $ 35,727,759   $(349,689)  $ 41,216,080     $ 40,866,391
                                             ----------    ------------    ------------   ----------   ------------     ------------



   The accompanying notes are an integral part of these financial statements.



                                       F4

                          RIDGEWOOD ENERGY K FUND, LLC
                            STATEMENTS OF CASH FLOWS

                                                                                                        For the period
                                                                                                        March 1, 2004
                                                                                      Year                (Inception)
                                                                                     ended                  through
                                                                                  December 31,            December 31,
                                                                                     2005                    2004
                                                                                 ---------------       -----------------
Cash flows used in operating activities
         Net loss                                                                  $ (3,708,899)          $(22,217,930)
         Adjustments to reconcile net loss to net cash provided by
            (used in) operating activities
                 Depletion and amortization                                           4,234,121                548,838
                 Dry-hole costs                                                       1,574,362             17,859,388
                 Accretion of asset retirement obligations                                3,160                     --
                 Interest collected on salvage fund                                     (33,879)
                 Changes in assets and liabilities
                         Increase in production receivable                           (1,389,646)              (320,099)
                         Decrease (increase) in prepaid expenses                          8,911                (31,081)
                         Increase in due to operator                                    349,000                 25,000
                         Increase in accrued expenses payable                            22,565                 20,873
                                                                                   ------------           ------------
                         Net cash provided by (used in) operating activities          1,059,695             (4,115,011)
                                                                                   ------------           ------------
Cash flows from investing activities
         Capital expenditures for oil and gas properties                             (9,645,391)           (40,107,591)
         Funding of salvage fund                                                     (1,000,000)                    --
                                                                                   ------------           ------------
                 Net cash used in investing activities                              (10,645,391)           (40,107,591)
                                                                                   ------------           ------------
Cash flows from financing activities
         Contributions from shareholders                                                     --             70,859,719
         Syndication costs                                                                   --             (7,775,398)
         Distributions                                                               (1,429,733)                    --
                                                                                   ------------           ------------
                 Net cash (used in) provided by financing activities                 (1,429,733)            63,084,321
                                                                                   ------------           ------------

                         Net (decrease) increase in cash and cash equivalents       (11,015,429)            18,861,719

                         Cash and cash equivalents, beginning of period              18,861,719                     --
                                                                                   ------------           ------------

                         Cash and cash equivalents, end of period                  $  7,846,290           $ 18,861,719
                                                                                   ------------           ------------
Supplemental schedule of non-cash investing activity
         Asset retirement costs capitalized                                        $     72,120           $         --
                                                                                   ------------           ------------


   The accompanying notes are an integral part of these financial statements.


                                       F5

                          RIDGEWOOD ENERGY K FUND, LLC

                      NOTES TO AUDITED FINANCIAL STATEMENTS

1. Organization and Purpose

The Ridgewood Energy K Fund, LLC ("Fund"), a Delaware limited liability company, was formed on March 1, 2004 and operates pursuant to a limited liability company agreement ("Agreement") dated as of April 1, 2004 by and among Ridgewood Energy Corporation ("Manager") and the shareholders of the Fund.

The Fund was organized to acquire, drill, construct and develop natural gas and oil properties located in the United States offshore waters of Texas and Louisiana in the Gulf of Mexico.

The Manager performs (or arranges for the performance of) the management and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker dealers, corporate fiduciaries, insurers, banks and others as required. (Notes 2, 5 and 6)

2. Summary of Significant Accounting Policies

    Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairment allowances, and environmental liabilities. Actual results may differ from those estimates.

     Oil and gas properties

Investments in oil and gas properties are operated by unaffiliated entities ("Operators") who are responsible for drilling, administering and producing activities pursuant to the terms of the applicable Operating Agreements with working interest owners. The Fund's portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

The successful efforts method of accounting for oil and gas producing activities is followed. Acquisition costs are capitalized when incurred. Other oil and gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves. If proved commercial reserves have not been found, exploratory drilling costs are expensed. Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of natural gas and crude oil, are capitalized. Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

Upon the sale or retirement of a proved property (i.e. a producing well), the cost and related accumulated depletion and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the sale or retirement of an unproved property, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed for impairment. It is not the Manager's intention to sell any of the Fund's property interests.

Capitalized acquisition costs of producing oil and gas properties after recognizing estimated salvage values are depleted by the unit-of-production method.

     Revenue Recognition

Oil and gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred, i.e., production has been delivered to a pipeline or transport vehicle.


                                       F6

The volume of gas sold on the Fund's behalf may differ from the volume of gas the Fund is entitled to. The Fund will account for such gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. For the periods ended December 31, 2005 and 2004, there were no gas-balancing arrangements between the Fund and other working interest owners.

   Interest Income

Interest income is recognized when earned.

     Syndication Costs

Costs associated with offering the Fund's shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and outside brokers are reflected as a reduction of shareholders' capital.

     Asset Retirement Obligations

For proved oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. The Fund adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" in 2004. SFAS No. 143 requires the Fund to record a separate liability for the discounted present value of the Fund's asset retirement obligations, with an offsetting increase to the related oil and gas properties on the balance sheet. As of December 31, 2004, asset retirement obligations did not have a material effect on the results of operations or financial position of the Fund. In 2005, the Fund recorded asset retirement obligations of $75,280 related to its producing properties of which $3,160 represents accretion expense during 2005. There were no asset retirement obligations settled for the periods ended December 31, 2005 and 2004.

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", long-lived assets, such as oil and gas properties, are evaluated when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the assets. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. No impairment was recorded during 2005 or 2004.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves are used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. For the year ended December 31, 2005, depletion and amortization totaled $4,234,121. Depletion and amortization for 2004 was $548,838.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.



                                       F7

     Cash and cash equivalents / Salvage fund

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of December 31, 2005, bank balances inclusive of the salvage fund exceeded federally insured limits by approximately $8.7 million. The Fund maintains bank deposits with high quality financial institutions to mitigate such risk.

     Income and Expense Allocation

Profits and losses are to be allocated 85 % to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for items of expense, loss, deduction and credit attributable to the expenditure of shareholders' capital contributions which are allocated 99% to shareholders and 1% to the Manager.

     Reclassifications

Certain amounts in the prior-period financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements. The reclassification had no impact on the loss from operations, net loss, Manager - net income (loss) or Shareholders - net loss for the year ended December 31, 2005 and the period March 1, 2004 (inception) through December 31, 2004.

3.  Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). This interpretation clarifies that the term "conditional asset retirement obligation" as used in Statement No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists. FIN 47 is effective for calendar year-end entities no later than December 31, 2005. The application of FIN 47 did not have an impact on the Fund's financial position or results of operations.

In April 2005, the FASB issued FASB Staff Position 19-1, "Accounting for Suspended Well Costs." The Fund adopted FAS 19-1 during the second quarter of 2005 (Note 4). Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis for impairment of value by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalized costs are expensed as dry-hole costs in the event that reserves are determined to be not proved. Dry-hole costs were $1,574,362 and $17,859,388 for the year ended December 31, 2005 and the period from March 1, 2004 (inception) to December 31, 2004, respectively.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to January 1, 2004. The Fund adopted the disclosure provisions of FIN 46 effective March 1, 2004, with no impact to the financial statements. In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of the provisions and to exempt certain entities from its requirements. The Fund implemented the full provisions of FIN 46R effective March 1, 2004, with no impact on the financial statements.



                                       F8

4.   Unproved Properties - Capitalized Exploratory Well Costs

The following table reflects the net changes in capitalized exploratory well costs for the year ended December 31, 2005 and the period March 1, 2004 (inception) through December 31, 2004:

                                                                                    For the period
                                                            Year                    March 1, 2004
                                                           ended                 (Inception) through
                                                     December 31, 2005            December 31, 2004
                                                    -------------------          --------------------
Balance - beginning of period                          $  9,201,357                 $         --

Additions to capitalized exploratory well
  costs pending the determination of proved reserves      2,548,771                    9,201,357
Reclassifications to proved properties based on
  the determination of proved reserves                  (11,750,128)                          --
                                                       ------------                 ------------
Balance - end of period                                $         --                 $  9,201,357
                                                       ============                 ============

As of December 31, 2004, the Fund had capitalized exploratory well costs in West Cameron 556 of $9,201,357; additional exploratory well costs of $2,548,771 were capitalized in 2005. Exploratory drilling in West Cameron 556 was completed in September 2005 and the well began production in October 2005. As of December 31, 2005 and December 31, 2004, the Fund had no capitalized exploratory well costs greater than a year since the drilling phase has ended.

5.   Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether Available Cash from Operations, as defined in the Fund's Operating Agreement, is to be distributed. Such distribution will be allocated 85% to the shareholders and 15% to the Manager.

Available Cash from Dispositions, as defined in the Fund's Operating Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions. After shareholders have received distributions equal to their capital contributions, 85% of Available Cash from Dispositions will be distributed to shareholders and 15% to the Manager.

The Manager received distributions of $214,461 for the year ended December 31, 2005. No distributions were paid in 2004.

6. Transactions with Manager

The Manager is paid an investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions when the capital contribution is made. For 2004, the Manager was paid investment fees of $3,240,070.

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. For the year ended December 31, 2005 a management fee of $1,328,625 was incurred and paid. For 2004, a management fee of $1,107,882 was incurred and paid. Beginning on October 1, 2005 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.

The Manager was paid an offering fee which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee is included in syndication costs (Note 2). For 2004, the Manager was paid an offering fee of $2,520,207.


                                       F9

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of December 31, 2005 and 2004 no amounts were outstanding.

In 2004, Ridgewood Securities Corp., a registered broker dealer affiliated with the Manager was paid selling commissions and placement fees of $179,200 and $720,057, respectively, for shares of the Fund sold which are reflected in syndication costs (Note 2).

The Fund co-invests with affiliated funds managed by the Manager to acquire and develop oil and gas projects.

7.  Fair Value of Financial Instruments

As of December 31, 2005 and 2004, the carrying value of cash and cash equivalents, production receivable, salvage fund, due to operators and accrued expenses payable approximate fair value. Cash and cash equivalents principally consist of money market funds.

8. Commitment and Contingencies

     Environmental Considerations

The exploration for and development of oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, earnings or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of December 31, 2005 and 2004, there were no known environmental issues that required the Fund to record a liability.

     Salvage Fund

Pursuant to the Fund's Operating Agreement, the Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations. Interest earned on the account will become part of the salvage fund; there are no legal restrictions on the withdrawal of the salvage fund.

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


                                      F10

Supplemental Information About Oil and Gas Producing Activities (Unaudited)
---------------------------------------------------------------------------

In accordance with Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities," this section provides supplemental information on oil and gas exploration and producing activities of the Fund. Tables I through III provide historical cost information pertaining to capitalized costs, costs incurred in exploration, property acquisitions and development, and results of operations. Tables IV through VI present information on the Fund's estimated net proved reserve quantities; standardized measure of estimated discounted future net cash flows related to proved reserves and changes in estimated discounted future net cash flows.

The Fund is engaged solely in oil and gas activities, all of which are located in the United States offshore waters of Texas and Louisiana in the Gulf of Mexico.

Table I - Capitalized Costs Related to Oil and Gas Exploration and Producing Activities

                                                         December 31, 2005       December 31, 2004
                                                         -----------------       ------------------
Leasehold acquisition costs                                  $ 21,861,129            $ 15,000,000
Development costs                                               8,773,410                 974,572
Asset retirement costs                                             72,120                      --
                                                             ------------            ------------
     Proved oil and gas properties                             30,706,659              15,974,572
                                                             ------------            ------------

Leasehold acquisition costs                                            --               6,000,000
Exploratory drilling costs                                             --               3,201,357
                                                             ------------            ------------
     Unproved oil and gas properties                                   --               9,201,357
                                                             ------------            ------------

Accumulated depletion and amortization - proved properties     (4,782,959)               (548,838)
                                                             ------------            ------------

Oil and gas properties - net                                 $ 25,923,700            $ 24,627,091
                                                             ============            ============


Table II - Costs Incurred in Exploration, Property Acquisitions and Development

                                                                    For the period
                                                                     March 1, 2004
                                              Year ended          (Inception) through
                                           December 31, 2005       December 31, 2004
                                           -----------------      --------------------
Property acquisition costs                    $   861,129               $21,000,000
Developmental drilling costs                    4,669,601                   974,572
Exploratory drilling costs                             --                 3,201,357
Lease operating costs                             393,811                    25,000
Dry-hole costs (a)                              1,574,362                17,859,388
                                              -----------               -----------
                                              $ 7,498,903               $43,060,317
                                              ===========               ===========

(a) Prior year dry-hole costs were restated to include well control insurance related to the properties.


                                      F11

Table III - Results of Operations for Oil and Gas Producing Activities

                                                                                              For the period
                                                                                              March 31, 2004
                                                                        Year ended          (Inception) through
                                                                     December 31, 2005       December 31, 2004
                                                                     -----------------      -------------------
Gas revenues                                                            $  3,268,563             $    256,473
Oil revenues                                                                 420,808                   63,626
                                                                        ------------             ------------
     Total revenues                                                        3,689,371                  320,099
                                                                        ------------             ------------
Depletion and amortization                                                 4,234,121                  548,838
Dry-hole costs (a)                                                         1,574,362               17,859,388
Lease operating expenses                                                     393,811                   25,000
Accretion expense                                                              3,160                       --
                                                                        ------------             ------------
     Total expenses                                                        6,205,454               18,433,226
                                                                        ------------             ------------

     Results of Operations for Oil and Gas Producing Activities         $ (2,516,083)            $(18,113,127)
                                                                        ============             ============

(a) Prior year dry-hole costs restated to include well control insurance related to the properties.


Table IV - Reserve Quantity Information

Oil and gas reserves of the Fund have been estimated by an independent petroleum engineer as of December 31, 2005 and 2004. The reserve estimates for December 31, 2005 were based on estimated future reserves as of September 30, 2005 provided by an independent petroleum engineer further adjusted for fourth quarter production. The reserve estimates for December 31, 2004 were based on estimated future reserves as of December 31, 2004 provided by an independent petroleum engineer. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year-end prices.

Proved reserves are classified as either developed or undeveloped. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods.

                                                     December 31, 2005                    December 31, 2004
                                                       United States                        United States
                                              --------------------------------    ----------------------------------
                                                 Oil (BBLS)      Gas (MCF)           Oil (BBLS)        Gas (MCF)
                                              --------------------------------    ----------------------------------
Proved developed and undeveloped reserves:
         Beginning of Year                        43,554          2,133,005                 --                  --
         Discoveries                                  --                 --             45,544           2,188,322
         Revisions of previous estimates           1,488            455,784                 --                  --
         Production                               (9,140)          (260,796)            (1,990)            (55,317)
                                                 --------         ----------        ----------          ----------
         End of year                              35,902          2,327,993             43,554           2,133,005
                                                 --------         ----------        ----------          ----------

Proved developed reserves:
         Beginning of Year                        11,787            333,649                 --                  --
         Discoveries                                  --                 --             13,777             388,966
         Revisions of previous estimates          26,224          1,786,515                 --                  --
         Production                               (9,140)          (260,796)            (1,990)            (55,317)
                                                 --------         ----------        ----------          ----------
         End of year                              28,871          1,859,368             11,787             333,649
                                                 --------         ----------        ----------          ----------

Due to the inherent uncertainties and the limited nature of recovery data, estimates of reserve information are subject to change as additional information becomes available.


                                      F12

Table V - Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Gas Reserves

Summarized in the following table is information for the Fund with respect to the standardized measure of discounted future net cash flows relating to proved oil and gas reserves. Future cash inflows are computed by applying year-end prices of oil and gas relating to the Fund's proved reserves to the year-end quantities of those reserves. Future production, development, site restoration and abandonment costs are derived based on current costs assuming continuation of existing economic conditions.

                                                                                December 31,
                                                                       ----------------------------
                                                                           2005            2004
                                                                       ------------    ------------
Future estimated revenues                                              $ 25,628,183    $ 15,922,666
Future estimated production costs                                        (2,562,818)     (1,592,267)
Future estimated development costs                                         (100,000)     (4,720,794)
                                                                       ------------    ------------
         Future net cash flows                                           22,965,365       9,609,605

10% annual discount for estimated timing of cash flows                   (4,854,510)     (3,704,919)
                                                                       ------------    ------------
Standardized measure of discounted future estimated net cash flows     $ 18,110,854    $  5,904,686
                                                                       ============    ============


Table VI - Changes in the Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Gas Reserves

The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs.

                                                                                              Year ended December 31,
                                                                                         --------------------------------
                                                                                            2005               2004 (1)
                                                                                         ------------       ------------
Sales of oil and gas production, net of production costs                                 $ (3,295,560)      $   (295,099)
Net changes in prices and production costs                                                  6,462,119                 --
Extensions, discoveries, and improved recovery techniques , less related costs                     --        (15,271,225)
Development costs incurred during the period                                                5,458,610         25,175,929
Revision of development costs                                                                (837,816)                --
Revision of previous reserve quantities estimate                                            3,324,422                 --
Accretion of discount                                                                       1,094,393         (3,704,919)
                                                                                         ------------       ------------
                                                                                         $ 12,206,168       $  5,904,686
                                                                                         ============       ============


(1) Prior year discoveries and development costs have been restated to properly reflect the discoveries and related development costs of the West Cameron 556 well. Proved undeveloped reserves for West Cameron 556, which is an adjacent property to the East Cameron 299 producing wells, were properly included in the 2004 proved reserve quantities reflected in Table IV and the standardized measure of discounted future estimated net cash flows included in Table V in 2004; however, the impact of the West Cameron 556 discoveries of approximately $6 million and the related development costs of approximately $9 million were omitted from the change in the standardized measure of discounted future net cash flows for 2004 as previously presented.

It is necessary to emphasize that the data presented should not be viewed as representing the expected cash flow from, or current value of, existing proved reserves since the computations are based on a large number of estimates and assumptions. Reserve quantities cannot be measured with precision and their estimation requires many judgmental determinations and frequent revisions. The required projection of production and related expenditures over time requires further estimates with respect to pipeline availability, rates of demand and governmental control. Actual future prices and costs are likely to be substantially different from the current prices and costs utilized in the computation of reported amounts. Any analysis or evaluation of the reported amounts should give specific recognition to the computational methods utilized and the limitations inherent therein.


                                      F13

                       Supplementary Financial Information

Selected Quarterly Financial Data for the year ended December 31, 2005 and the period from March 1, 2004 (inception) through December 31, 2004 (unaudited):

------------------------------------------------------------------------------------------------------------
                                                                      2005
-------------------------------------------------------------------------------------------------------------
                                       First Quarter     Second Quarter      Third Quarter    Fourth Quarter
-------------------------------------------------------------------------------------------------------------
Revenues                                    $422,278           $640,972           $832,699        $1,793,422
-------------------------------------------------------------------------------------------------------------
Loss from operations                        (959,873)        (1,759,661)          (820,163)         (456,156)
-------------------------------------------------------------------------------------------------------------
Net loss                                    (897,244)        (1,681,822)          (746,091)         (383,742)
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                                      2004
--------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Revenues                                           -                  -                  -           320,099
------------------------------------------------------------------------------------------------------------
Loss from operations                               -         (2,769,290)        (1,323,396)      (18,424,163)
------------------------------------------------------------------------------------------------------------
Net loss                                           -         (2,742,811)        (1,183,870)      (18,291,249)
------------------------------------------------------------------------------------------------------------

        The significant losses in Q4 2004 were related to dry-hole costs for wells drilled in 2004.

        2005 revenues increased each quarter as production and prices increased.

                                    Exhibits

         Exhibit No.       Description

         3(i)(A) Articles of Formation of Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Registration Statement on Form 10-12 G/A filed with the Commission on September 2, 2005.)

         3(i)(B) Limited Liability Company Agreement of Registrant (incorporated by reference to Exhibit 10.1 of Registrant's Registration Statement on Form 10-12G/A filed with the Commission on September 2, 2005.)

         10.1 Registrant's Confidential Private Offering Memorandum (incorporated by reference to Exhibit 10.1A of Registrant's Registration Statement on form 10-12G/A filed with the Commission on September 2, 2005.)

         10.2 Joint Operating Agreement between Gryphon Exploration and Ridgewood Energy Corporation as Manager of the Registrant (incorporated by reference to Exhibit 10.2 of Registrant's Registration Statement on Form 10-12G/A filed with the Commission on September 2, 2005.)

         10.3 AFE and Well Plan between BHP Billiton and Ridgewood Energy Corporation as Manager of the Registrant (incorporated by reference to Exhibit 10.3 of Registrant's Registration Statement on Form 10-12G/A filed with the Commission on September 2, 2005.)

         10.4 Offshore Operating Agreement between Millennium Offshore Group Inc. and Ridgewood Energy Corporation as Manager of the Registrant (incorporated by reference to Exhibit 10.4 of Registrant's Registration Statement on Form 10-12G/A filed with the Commission on September 2, 2005.)

         10.5 Assignment of Operating Rights 2005 for East Cameron 99 between Millennium Offshore Group, Inc. and Ridgewood Energy Corporation as Manager of the Registrant (incorporated by reference to Exhibit 10.5 of Registrant's Registration Statement on Form 10-12G/A filed with the Commission on September 2, 2005.)

         10.6 Assignment of Contractual Rights for West Cameron 556 and East Cameron 299 between Millennium Offshore Group, Inc. and Ridgewood Energy Corporation as Manager of the Registrant (incorporated by reference to Exhibit 10.5 of Registrant's Registration Statement on Form 10-12G/A filed with the Commission on September 2, 2005.)

         10.7 Consent to Assign for Matagorda 619 between Gryphon Exploration and Ridgewood Energy Corporation as Manager of the Registrant (incorporated by reference to Exhibit 10.7 of Registrant's Registration Statement on Form 10-12 G/A filed with the Commission on September 2, 2005.)

         14*               Code of Ethics adopted by the Manager in March 2004.

         31.1* Certification of Robert E. Swanson, Chief Executive Officer of the Registrant pursuant to Securities Exchange Act Rule 13a-14(a).

         31.2* Certification of Kathleen P. McSherry, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

         32* Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Registrant and Kathleen P. McSherry, Chief Financial Officer of the Registrant.


-------------------------
* Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2006.



                       RIDGEWOOD ENERGY K FUND, LLC


                       By: /s/ Robert E. Swanson
                           -----------------------------
                               Robert E. Swanson
                               Chief Executive Officer


                       By: /s/ Kathleen P. McSherry
                            ----------------------------
                               Kathleen P. McSherry
                               Senior Vice President and Chief Financial Officer