Form 10-Q/A
period 2005-03-31
RIDGEWOOD ENERGY K FUND LLC
filed 2007-02-20
CIK 1285480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 2


  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2005
                                       or

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _________________to______________________



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



Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer |_|  Accelerated filer |_| Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     As of February 20, 2007 there were 480.7046 shares of membership interest of the registrant outstanding.

Explanatory Paragraph

This Amendment No. 2 on Form 10-Q/A (the "Form 10-Q/A") to the Ridgewood Energy K Fund, LLC (the "Fund") Form 10-Q (the "Original Filing") originally filed with the Securities and Exchange Commission (the "SEC") on August 11, 2005, is a result of the restatement of our financial statements as of and for the period ended March 31, 2005.

We are restating our previously reported financial information for these periods to correct for the following: (1) reclassification of advances to operators for working interest and expenditures account from unproved properties, (2) misclassifications of dry-hole cost expenses and unproved properties, (3) reclassification of the salvage fund from cash and cash equivalents, (4) accruals for dry-hole costs, lease operating expenses, and property, (5) erroneous calculations of depletion and amortization, and (6) recording of asset retirement obligations and related accretion expense.

This Form 10-Q/A also reflects the effects of restatements to prior periods. The restatements are described in more detail in Note 9 to the Unaudited Condensed Financial Statements included elsewhere in this report.

This amendment only amends and restates the Original Filing solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby except for the Business Update included in Item 2., which reflects the current status of each project.


                                Table of Contents

Part I - FINANCIAL INFORMATION                                                                           Page

     Item 1.  Financial Statements (Unaudited):
      Condensed Balance Sheets as of March 31, 2005 (restated) and December 31, 2004                         4
      Condensed Statement of Operations for the three months ended  March 31, 2005 (restated)                5
      Condensed Statement of Cash Flows for the three months ended March 31, 2005 (restated)                 6
      Notes to Unaudited Condensed Financial Statements                                                      7
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations         20
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                    25
     Item 4.  Controls and Procedures                                                                       25

Part II - OTHER INFORMATION

     Item 6.  Exhibits                                                                                      28

     SIGNATURES                                                                                             29

                          RIDGEWOOD ENERGY K FUND, LLC
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                            March 31, 2005      December 31, 2004
                                                                          ----------------    -------------------
                                                                           (Restated -
                                                                            see note 9)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                 $ 11,795,608          $ 17,856,965
    Production receivable                                                          429,449               320,099
    Prepaid expenses                                                                17,760                31,081
                                                                              ------------          ------------
       Total current assets                                                     12,242,817            18,208,145
                                                                              ------------          ------------
Salvage fund                                                                     1,011,659             1,004,754
                                                                              ------------          ------------
Oil and gas properties
    Advances to operators for working interests and expenditures                 4,658,931             9,201,357
    Proved properties                                                           17,374,250             7,897,318
    Unproved properties                                                          6,515,867             8,264,475
    Less:  accumulated depletion and amortization - proved properties           (1,381,947)             (719,625)
                                                                              ------------          ------------
       Total oil and gas properties, net                                        27,167,101            24,643,525
                                                                              ------------          ------------
       Total assets                                                           $ 40,421,577          $ 43,856,424
                                                                              ============          ============

                        LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
    Due to operators                                                          $    850,388          $  1,219,488
    Accrued expenses payable                                                        11,750                20,873
                                                                              ------------          ------------
       Total current liabilities                                                   862,138             1,240,361
                                                                              ------------          ------------
Non-current liabilities:
    Asset retirement obligations                                                    36,667                18,368
                                                                              ------------          ------------
       Total non-current liabilities                                                36,667                18,368
                                                                              ------------          ------------
    Total Liabilities                                                              898,805             1,258,729
                                                                              ------------          ------------

Commitments and contingencies (Note 8)
Members' capital:
    Manager:
       Accumulated deficit                                                        (339,790)             (294,063)
                                                                              ------------          ------------
       Manager's total                                                            (339,790)             (294,063)
                                                                              ------------          ------------
    Shareholders:
       Capital contributions (534 shares authorized;
           480.7046 issued and outstanding)                                     70,859,719            70,859,719
       Syndication costs                                                        (7,775,398)           (7,775,398)
       Accumulated deficit                                                     (23,221,759)          (20,192,563)
                                                                              ------------          ------------
       Shareholders' total                                                      39,862,562            42,891,758
                                                                              ------------          ------------
       Total members' capital                                                   39,522,772            42,597,695
                                                                              ------------          ------------
       Total liabilities and members' capital                                 $ 40,421,577          $ 43,856,424
                                                                              ============          ============

          The accompanying notes are an integral part of these unaudited condensed financial statements.

                          RIDGEWOOD ENERGY K FUND, LLC
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                             For the three
                                                                             months ended
                                                                            March 31, 2005
                                                                           ---------------
                                                                             (Restated -
                                                                              see note 9)
Revenue
      Oil and gas revenues                                                   $   422,278
                                                                             -----------
Expenses
      Dry-hole costs                                                           2,367,978
      Depletion and amortization                                                 662,322
      Accretion expense                                                              269
      Management fees to affiliate (Note 6)                                      442,875
      Lease operating expenses                                                    65,283
      Other general and administrative expenses                                   21,103
                                                                             -----------
            Total expenses                                                     3,559,830
                                                                             -----------
            Loss from operations                                              (3,137,552)
Other income
      Interest income                                                             62,629
                                                                             -----------
            Total other income                                                    62,629
            Net loss                                                         $(3,074,923)
                                                                             ===========

            Manager - Net loss                                               $   (45,727)
            Shareholders - Net loss                                          $(3,029,196)
            Net loss per share                                               $    (6,302)

The accompanying notes are an integral part of these unaudited condensed financial statements.


                          RIDGEWOOD ENERGY K FUND, LLC
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                        For the three
                                                                                         months ended
                                                                                       March 31, 2005
                                                                                       --------------
                                                                                         (Restated -
                                                                                         see note 9)

Cash flows from operating activities
    Net loss                                                                            $ (3,074,923)
    Adjustments to reconcile net loss to net cash
      used in operating activities
      Dry-hole costs                                                                       2,367,978
      Depletion and amortization                                                             662,322
      Accretion expense                                                                          269
      Changes in assets and liabilities
        Increase in production receivable                                                   (109,350)
        Decrease in prepaid expenses                                                          13,321
        Increase in due to operators                                                          65,283
        Decrease in accrued expenses payable                                                  (9,123)
                                                                                        ------------
        Net cash used in operating activities                                                (84,223)
                                                                                        ------------
Cash flows from investing activities
    Payments to operators for working interests and expenditures                          (1,458,094)
    Capital expenditures for oil and gas properties                                       (4,512,135)
    Interest income reinvested - salvage fund                                                 (6,905)
                                                                                        ------------
        Net cash used in investing activities                                             (5,977,134)
                                                                                        ------------
        Net decrease in cash and cash equivalents                                         (6,061,357)

        Cash and cash equivalents, beginning of period                                    17,856,965
                                                                                        ------------

        Cash and cash equivalents, end of period                                        $ 11,795,608
                                                                                        ============

Supplemental schedule of non-cash investing activities
        Advances used for capital expenditures in oil and
           gas properties reclassified to proved properties                             $  6,000,520
                                                                                        ============

   The accompanying notes are an integral part of these unaudited condensed financial statements.


                          RIDGEWOOD ENERGY K FUND, LLC
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.       Organization and Purpose


The Ridgewood Energy K Fund, LLC ("Fund"), a Delaware limited liability company, was formed on March 1, 2004 and operates pursuant to a limited liability company agreement ("LLC Agreement") dated as of April 5, 2004 by and among Ridgewood Energy Corporation ("Manager") and the shareholders of the Fund. Although the date of formation is March 1, 2004, the Fund did not begin operations until April 22, 2004 when it began its private offering of shares. The Fund had no business transactions prior to April 22, 2004 and as such, no prior comparative financial information is presented.


The Fund was organized to acquire, drill, construct and develop oil and natural gas properties located in the United States offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico. The Fund has devoted most of its efforts to raising capital and oil and natural gas exploration activities. The Fund began earning revenue in November 2004 from these operations.


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


2.       Summary of Significant Accounting Policies

         Basis of presentation


These unaudited interim condensed financial statements have been prepared by the Fund's management, in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund's financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the period ended December 31, 2004 included in the Fund's 2005 Annual Report on form 10-K/A filed with the Securities and Exchange Commission ("SEC").

     Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairment allowances and environmental liabilities. Actual results may differ from those estimates.

     Advances to Operators for Working Interests and Expenditures

Each participation agreement the Fund executes for an exploratory project requires the Fund to make a payment to the working interest owner for the Fund's ownership rights and working interest in the project. The Fund will account for such payments as advances to operators for working interests and expenditures. As drilling costs are incurred the payments are capitalized as unproved properties.

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

As of March 31, 2005 and December 31, 2004, amounts recorded in the due to operators totaling $0.8 million and $1.2 million, respectively, related to the acquisition of oil and gas property. In 2005, the Fund paid the December 31, 2004 due to operators balance.

     Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded. The Fund earned revenue for the three months ended March 31, 2005, approximating $0.4 million. No revenue was earned in the comparative period of 2004.

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners. For volumes oversold by the Fund, a payable to other working interest owners will be recorded. As of March 31, 2005 and December 31, 2004, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

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

     Asset Retirement Obligations

For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), effective for years beginning after December 15, 2002. SFAS No. 143 requires the Fund to record a separate liability for the discounted present value of the Fund's asset retirement obligations, with an offsetting increase to the related oil and natural gas properties on the balance sheet. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded. Plug and abandonment costs associated with unsuccessful projects are expensed as incurred as dry-hole costs.

                                                For the three
                                                 months ended
                                                March 31, 2005
                                                --------------
            Balance - Beginning of period           $ 18,368
            Liabilities incurred                     491,656
            Liabilities settled                     (473,626)
            Accretion expense                            269
                                                    --------
            Balance - End of period                 $ 36,667
                                                    ========



In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). This interpretation clarifies that the term "conditional asset retirement obligation" as used in FASB No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists. FIN 47 is effective for calendar year-end entities no later than December 31, 2005. The Fund does not expect the adoption of FIN 47 to have an impact on the Fund's
2005 financial position or results of operations.


     Impairment of Long-Lived Assets


In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SASF No. 144"), long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. As of March 31, 2005 and December 31, 2004, no impairments were recorded.


     Depletion and Amortization


Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of March 31, 2005 and December 31, 2004, the Fund had accumulated depletion and amortization of approximately $1.4 million and $0.7 million, respectively.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of March 31, 2005 and December 31, 2004, bank balances exceeded federally insured limits by approximately $11.6 million and $17.7 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value. Interest income is accrued as earned. As of March 31, 2005 and December 31, 2004, the Fund had no investments in US Treasury Notes.

     Income and Expense Allocation

Profits and losses are to be allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for certain expenses, such as dry-hole costs and fiduciary fees, and interest income which are allocated 99% to shareholders and 1% to the Manager.

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


FASB Staff Position ("FSP") 115-1 and 124-1, the Meaning of Other Than Temporary Impairment and its Application to Certain Investments ("FSP 115-1 and 124-1"). This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of the impairment loss. It also requires certain disclosures about unrealized losses that have not been recognized as other than temporary impairments. This guidance applies to equity securities that have a readily determinable fair value and all debt securities. It does not apply to investments accounted for under the equity method. An investment is impaired if its fair value is less than its cost, as assessed at the individual security level. When an investment is impaired, the investor is required to evaluate whether the impairment is other than temporary. If other than temporary, the unrealized loss must be recognized. For all investments in an unrealized loss position for which other than temporary impairments have not been recognized, the investor should disclose by category of investment the amount of unrealized losses and the fair value of investments with unrealized losses and related narrative disclosures. FSP 115-1 and 124-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 and 124-1 is not expected to have an impact on the 2006 financial statements.


4.       Unproved Properties - Capitalized Exploratory Well Costs

In April 2005, FASB issued ("FSP") 19-1, "Accounting for Suspended Well Costs" ("FSP 19-1"). This FSP was issued to address whether there were circumstances that would permit the continued capitalization of exploratory well costs beyond one year, other than when further exploratory drilling is planned and major capital expenditures would be required to develop the project. FSP 19-1 requires the continued capitalization of suspended well costs if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the entity is making sufficient progress assessing these reserves and the economic and operating viability of the project. All relevant facts and circumstances should be evaluated in determining whether an entity is making sufficient progress assessing the reserves and FSP 19-1 provides several indicators in this evaluation. FSP 19-1 prohibits continued capitalization of suspended well costs on the chance that market conditions will change or technology will be developed to make the project economic.


The Fund will adopt FSP 19-1 during the second quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs for the three months ended March 31, 2005, were approximately $2.4 million. As of March 31, 2005 and December 31, 2004, the Fund had no capitalized exploratory well costs greater than one year.

The following table summarizes unproved properties and related activity for the three months ended March 31, 2005.

                                                            For the three
                                                             months ended
                                                            March 31, 2005
                                                            --------------

Balance - Beginning of period                                $ 8,264,475

Additions to capitalized exploratory well costs
  pending the determination of proved reserves                 6,515,867
Reclassifications to proved properties based on
  the determination of proved reserves                        (8,264,475)
                                                             -----------

Balance - End of period                                      $ 6,515,867
                                                             ===========



5.       Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether Available Cash from Operations, as defined in the Fund's LLC Agreement, is to be distributed. Such distribution would be allocated 85% to the shareholders and 15% to the Manager, as defined in the Fund's LLC Agreement.

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

There have been no distributions by the Fund.

6.       Related Parties


The Manager was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions. There were no investment fees incurred or paid during the three months ended March 31, 2005.


The Fund's LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees for the three months ended March 31, 2005, were approximately $0.4 million.

In 2004, the Manager was paid an offering fee of approximately $2.5 million, which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee is included in syndication costs (Note 2). There were no offering fees incurred in 2005.


From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of March 31, 2005 and December 31, 2004 no amounts were outstanding.

In 2004, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager was paid selling commissions and placement fees of approximately $0.2 million and $0.7 million, respectively; for shares sold of the Fund which are reflected in syndication costs (Note 2).


None of the compensation to be received by the Manager has been derived as a result of arm's length negotiations.


The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.       Fair Value of Financial Instruments

As of March 31, 2005 and for the period ended December 31, 2004, the carrying value of cash and cash equivalents, and salvage fund, approximate fair value. Cash and cash equivalents principally consist of money market funds.

8.       Commitment and Contingencies

         Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of March 31, 2005 and December 31, 2004, there were no known environmental contingencies that required the Fund to record a liability.

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

9.       Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Fund's financial statements as of and for the three months ended March 31, 2005, management identified accounting errors. Accordingly, the Fund has restated the March 31, 2005 financial statements in this Form 10-Q/A (Amendment No. 2).

The financial statements as of March 31, 2005 and for the three months ended March 31, 2005 have been restated to reflect the following adjustments:


     o Dry-hole costs incurred in the period ended March 31, 2005, which were erroneously accrued in 2004, have been corrected, resulting in approximately a $1.9 million increase in dry-hole costs.
     o Depletion and amortization for the period ended March 31, 2005, which was erroneously calculated, has been corrected, resulting in approximately a $0.3 million increase in depletion and amortization expense and a corresponding increase in accumulated depletion and amortization - proved properties. In addition, the December 31, 2004 balance of accumulated depletion and amortization - proved properties was restated and resulted in an approximate $0.2 million increase in the beginning balance of accumulated depletion and amortization - proved properties. Correction of this error resulted in an approximate $0.2 million increase in accumulated depletion and amortization - proved properties as of March 31, 2005.

     o Accretion expense, which was erroneously not recorded, has been corrected, resulting in approximately a $269 increase in accretion expense and a corresponding increase in asset retirement obligations.


     o The salvage fund which was incorrectly included as cash and cash equivalents has been broken out separately into its own account, resulting in approximately a $1.0 million reclassification from cash and cash equivalents to salvage fund.

     o Property payments for East Cameron 299 and West Cameron 556 which were incorrectly recorded as unproved properties have been reclassified to advances to operators for working interests and expenditures resulting in approximately a $4.7 million increase in advances to operators for working interests and expenditures and a corresponding decrease in unproved properties.

     o Proved property costs relating to East Cameron 299, which were not accrued, have been corrected, resulting in approximately a $0.6 million increase in proved properties and a corresponding increase in due to operator. Additionally, approximately $0.2 million previously reported as accrued expenses payable which related to lease operating expenses have been reclassed from accrued expenses payable to due to operators.
     o Asset retirement obligations of approximately $36 thousand erroneously not recorded have been corrected resulting in an increase in proved properties and an increase in asset retirement obligations.

The above corrections resulted in approximately a $2.2 million increase in net loss, which resulted in approximately a $2.2 million increase in shareholders' accumulated deficit and approximately a $22 thousand increase in manager's accumulated deficit. Shareholder's accumulated deficit and manager's accumulated deficit were also impacted by the previous 2004 financial statement restatement adjustments, which resulted in approximately a $1.7 million decrease in shareholder's accumulated deficit and an approximate $56 thousand decrease in manager's accumulated deficit.


The following tables summarize the effects of the restatement on the Fund's March 31, 2005 balance sheet and statement of operations:

Balance Sheet Effects:                                March 31, 2005
                                                      As Previously                              March 31, 2005
             ASSETS                                     Reported             Adjustments          As Restated
                                                        --------             -----------          -----------
Current assets:
   Cash and cash equivalents                           $ 12,807,267          $ (1,011,659)         $ 11,795,608
     Total current assets                                13,254,476            (1,011,659)           12,242,817
Salvage fund                                                      -             1,011,659             1,011,659
Oil and gas properties
   Advances to operators for working interests                    -             4,658,931             4,658,931
      and expenditures
   Unproved properties                                   11,174,798            (4,658,931)            6,515,867
   Proved properties                                     16,724,412               649,838            17,374,250
   Less:  accumulated depletion and amortization -
     proved properties                                     (936,179)             (445,768)           (1,381,947)

     Total oil and gas properties, net                   26,963,031               204,070            27,167,101

     Total assets                                      $ 40,217,507          $    204,070          $ 40,421,577

      LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
   Due to operators                                    $          -          $    850,388          $    850,388
   Accrued expenses payable                                 248,360              (236,610)               11,750
     Total current liabilities                              248,360               613,778               862,138
Non-current liabilities:
   Asset retirement obligations                                   -                36,667                36,667
     Total non-current liabilities                                -                36,667                36,667
   Total Liabilities                                        248,360               650,445               898,805
Members' capital:
   Manager:
     Accumulated deficit                                   (373,639)               33,849              (339,790)

     Manager's total                                       (373,639)               33,849              (339,790)
   Shareholders:
     Accumulated deficit                                (22,741,535)             (480,224)          (23,221,759)
     Shareholders' total                                 40,342,786              (480,224)           39,862,562
     Total members' capital                              39,969,147              (446,375)           39,522,772

     Total liabilities and members' capital            $ 40,217,507          $    204,070          $ 40,421,577


Statement of Operations Effects:                         For the three
                                                         months ended                                  For the three
                                                        March 31, 2005                                  months ended
                                                         As Previously                                 March 31, 2005
                                                           Reported            Adjustments              As Restated
                                                           --------            -----------              -----------
Expenses
Dry-hole costs                                               465,549              1,902,429               2,367,978
Depletion and amortization                                   387,341                274,981                 662,322
Accretion expense                                                  -                    269                     269
  Total expenses                                           1,382,151              2,177,679               3,559,830

  Loss from operations                                      (959,873)            (2,177,679)             (3,137,552)

  Net loss                                               $  (897,244)          $ (2,177,679)            $(3,074,923)

  Manager - Net loss                                     $   (23,950)          $    (21,777)            $   (45,727)

  Shareholders - Net loss                                $  (873,294)          $ (2,155,902)            $(3,029,196)
  Net loss per share                                     $    (1,817)          $     (4,485)            $    (6,302)


In addition to the cash flow statement impact of the above restatements, the statement of cash flows for the three months ended March 31, 2005 has also been restated for the following:


     o Interest earned on the salvage fund which was originally classified as an operating activity has been corrected to be properly reflected as an investing activity, resulting in approximately a $7 thousand decrease to cash used in operating activities and a corresponding increase in cash used in investing activities.

     o Capital expenditures which were erroneously recorded as an operating activity have been corrected, resulting in an increase of approximately $2.7 million to cash flow used in investing activities and a corresponding decrease to cash flows used in operating activities.


Statement of Cash Flow Effects:                                    For the three
                                                                    months ended                                For the three
                                                                   March 31, 2005                                months ended
                                                                   As Previously                                March 31, 2005
                                                                      Reported            Adjustments            As Restated
                                                                      --------            -----------            -----------
Cash flows from operating activities
    Net loss                                                       $   (897,244)          $ (2,177,679)          $ (3,074,923)
    Adjustments to reconcile net loss to net cash
      used in operating activities
      Dry-hole costs                                                    465,549              1,902,429              2,367,978
      Depletion and amortization                                        387,341                274,981                662,322
      Accretion expense                                                       -                    269                    269
      Increase in due to operators                                            -                 65,283                 65,283
      Decrease in accrued expenses payable                           (2,725,239)             2,716,116                 (9,123)
        Net cash used in operating activities                        (2,865,622)             2,781,399                (84,223)

Cash flows from investing activities
    Payments to operators for working interests                               -             (1,458,094)            (1,458,094)
    Capital expenditures for oil and gas properties                  (3,188,830)            (1,323,305)            (4,512,135)
    Interest income reinvested - salvage fund                                 -                 (6,905)                (6,905)
        Net cash used in investing activities                        (3,188,830)            (2,788,304)            (5,977,134)
        Net (decrease) in cash and cash equivalents                  (6,054,452)                (6,905)            (6,061,357)
        Cash and cash equivalents, beginning of period               18,861,719             (1,004,754)            17,856,965
        Cash and cash equivalents, end of period                   $ 12,807,267           $ (1,011,659)          $ 11,795,608

Supplemental schedule of non-cash investing activities
        Advances used for capital expenditures in oil and          $         -            $  6,000,520           $  6,000,520
           gas properties reclassified to proved properties

10.      Subsequent Events

Beginning on October 1, 2005 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.


As of May 2005 the East Cameron 299 project C-11 well has been shut in but not abandoned. This project is awaiting a workover.

In May 2005, the Fund was informed by its operator Millennium Offshore Group Inc. ("MOGI"), the Operator of the project that the well being drilled by MOGI in the East Cameron 299 project C-12 did not have commercially productive quantities of either oil or natural gas and has therefore been deemed an unsuccessful well or dry-hole. The Fund owns a 10% working interest in East Cameron 299 project. Total cumulative dry-hole costs, inclusive of plug and abandonment charges, were approximately $1.3 million recorded in the second quarter of 2005.


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


In October 2006, the Fund acquired a working interest in the following wells operated by LLOG Exploration Company:


                                       Working         Drilling
                          Offshore    Interest %         Date
    ----------------------------------------------------------
    Galveston A248           TX        3.75%          Q2 2007
    Ship Shoal 81            LA        3.75%          Q3 2007
    South Marsh Island 11    LA        3.75%          Q1 2007
    Vermillion 344           LA        3.75%          Successful
    West Delta 67            LA        3.75%          Q2 2007
    West Delta 68            LA        3.75%          Q2 2007

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements


This Form 10-Q/A, Amendment No. 2, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will," "would," "will likely result," "will continue," "future" and similar terms and expressions or variations thereof. The forward-looking statements in this Form 10-Q/A reflect the current views of management of the Fund with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and natural gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund's 10-K filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. You are urged to carefully consider all such factors.

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-Q/A will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of today's date. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and operating results is based on our financial statements. The preparation of this Quarterly Report on Form 10-Q/A requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See "Notes to Unaudited Condensed Financial Statements" in Part I of this Form 10-Q/A for a presentation of the Fund's critical accounting principles.

Natural Gas and Oil Reserve Estimates

Natural gas and oil reserve quantities estimated by third party petroleum engineer specialists are used to calculate depletion as well as used to estimate future net cash flows when analyzing properties for impairment. These reserve estimates are updated at least annually. The reserve estimates are based upon the quality of available data and engineering and geological interpretation and judgment. Revisions to the estimated reserves may result from actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors. Revisions to estimated reserves could have a material affect on future depletion expenses as well as impairment of proved properties which could have a material impact on our future results of operations, financial position and/or cash flows.

Overview of Our Business

The Fund is an independent oil and natural gas producer. The Fund's primary investment objective is to generate cash flow for distribution to our shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico. The Fund began its operations by offering shares in a private offering on April 22, 2004. As a result of such offering, it raised capital of approximately $70.9 million through the sale of
480.7046 shares of LLC membership interests. After the payment of approximately $11.1 million in offering fees, commissions and investment fees to the Fund's Manager, affiliates, and broker-dealers, the Fund retained approximately $59.8 million available for investment. Investment fees represent a one time fee of 4.5% of initial capital contributions. The fee is payable to the Manager for the service of investigating and evaluating investment opportunities and affecting transactions.

The Manager performs certain duties on the Fund's behalf including the evaluation of potential projects for investment and ongoing administrative and advisory services associated with these projects. The Fund does not currently, nor is there any plan, to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate. As compensation for the above duties, the Manager is paid a onetime investment fee (4.5% of capital contributions) for the evaluation of projects on the Fund's behalf and an annual management fee (2.5% of capital contributions), payable monthly, for ongoing administrative and advisory duties as well as reimbursement of expenses. The Manager also participates in distributions. On October 2005 and April 2006, the Manager waived its rights to collect management fees and cash distributions, respectively.

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

                                                                        Costs
                                                                       Incurred
                                                                       through
                                               Working                 12/31/06
        Well Name               Offshore      Interest %             (in thousands)                    Status
East Cameron 299 C-10                LA           10%                    $ 8,822                  Currently producing
East Cameron 299 C-11                LA           10%                    $ 9,869         Temporarily shut in; planning workover
East Cameron 299 C-12                LA           10%                    $ 1,309                     DRY: May 2005
West Cameron 556                     LA           20%                   $ 11,604                  Currently producing
High Island 53                       TX           72%                    $ 9,831                   DRY: January 2005

The Fund acquired the following projects from Gryphon Exploration Company (now
Woodside). All three of the wells were deemed dry-holes and were plugged and abandoned in 2004.

                                                                        Costs
                                                                       Incurred
                                                                       through
                                               Working                 12/31/06
        Well Name               Offshore      Interest %            (in thousands)                   Status
Galveston 246                        TX           10%                      $ 769                    DRY:October 2004
Matagarda 619                        TX           25%                    $ 1,976                    DRY:October 2004
West Cameron 103                     LA           40%                    $ 5,598                   DRY:November 2004

The Fund acquired a 5.7% working interest in the Mobile 946 well from Chevron in 2006. Although there was gas in the reservoir, it was not in sufficient enough quantities to justify the completion of the well and the hook up to a production facility.

                                                                        Costs
                                                                       Incurred
                                                                       through
                                                Working                12/31/06
        Well Name               Offshore       Interest %           (in thousands)                   Status
Mobile 946                           LA          5.7%                   $ 857                       DRY:July 2006

In October 2006, the Fund acquired a working interest in the following wells operated by LLOG Exploration Company.

                                               Working               Budgeted
          Well Name               Offshore    Interest %         (in thousands)                       Status
Galveston A248                       TX          3.75%                $ 1,014               2nd quarter 2007 drilling date
Ship Shoal 81                        LA          3.75%                  $ 724               3rd quarter 2007 drilling date
South Marsh Island 111               LA          3.75%                  $ 721               1st quarter 2007 drilling date
Vermilion 344                        LA          3.75%                  $ 807               Successful-completion in progress
West Delta 67                        LA          3.75%                  $ 712               2nd quarter 2007 drilling date
West Delta 68                        LA          3.75%                  $ 724               2nd quarter 2007 drilling date

Results of Operations

The following Result of Operations should be read in conjunction with our financial statements and the notes hereto beginning on page 4. Management's discussion and analysis has been revised for the effects of the restatement as discussed in Note 9 to the financial statements.

Three Months Ended March 31, 2005

As the Fund started operation on April 22, 2004 there is no prior comparable period.

Net loss. Net loss for the three months ended March 31, 2005 was approximately $3.1 million.

Oil and gas revenues. Oil and natural gas revenues for the three months ended March 31, 2005 were approximately $0.4 million. Production volume for oil as of March 31, 2005 was approximately 4.4 million MCFEs (one thousand cubic feet). Average sales price for oil as of March 31, 2005 was approximately $8.27 per MCFE. Production volume for natural gas as of March 31, 2005 was approximately 54 thousand MCFEs. Average sales price for natural gas as of March 31, 2005 was approximately $7.15 per MCFE.

Dry-hole costs. Dry-hole costs for the three months ended March 31, 2005 were approximately $2.4 million. This expense is the result of the Fund incurring plug and abandonment expenses in early 2005.

Depletion and amortization. Depletion and amortization for the three months ended March 31, 2005 was approximately $0.7 million. This expense is the result of production of reserve volumes in 2005.

Management fees. Management fees for the three months ended March 31, 2005 were approximately $0.4 million. Management fees approximate $150 thousand per month.

Lease operating expenses. Lease operating expenses represent the day to day cost of operating and maintaining wells and related facilities. For the three months ended March 31, 2005 lease operating expenses were approximately $65 thousand. This expense is the result successful wells and production activity in 2005.

Other general and administrative expenses. Other general and administrative expenses for the three months ended March 31, 2005 were approximately $21 thousand. This expense is predominately the result of well insurance costs.

Other Income. Other income for the three months ended March 31, 2005 was approximately $63 thousand, as a result of interest income on money market accounts.

Capital Resources and Liquidity

Cash flows used in operating activities for the three months ended March 31, 2005 were approximately $84 thousand, primarily related to cash expenditures for management fees and lease operating expenses partially offset by production revenue.

Cash flows used in investing activities for the three months ended March 31, 2005 were approximately $6.0 million, primarily related to payments to operators for working interests and expenditures of approximately $1.5 million and approximately $4.5 million for capital expenditures for oil and gas properties. Investing activities relate to the actual purchase of wells, infrastructure and other capital items unrelated to operating activities occurring after a well has begun producing.

There were no cash flows relating to financing activities for the three months ended March 30, 2005.

We expect to meet our cash commitments for the next twelve months from our cash and investments on hand.

Estimated Capital Expenditures

The Fund has entered into multiple operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. For projects committed as of March 31, 2005, such estimated capital expenditures to be spent total approximately $6.5 million, all of which is expected to be paid out of the unspent capital contribution within the following 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:


Estimated Capital Expenditures
As of March 31, 2005                            Total Project    Spent Through        To be Spent
In thousands                                        Costs        March 31, 2005      Next 12 Months
                                                    -----        --------------      --------------
Projects
  West Cameron 76 (i)                             $ 3,150           $     -              $ 3,150
  West Cameron 556 (i)                             11,600             9,201                2,399
  East Cameron 299 (ii)                            20,008            19,311                  697
  High Island 53 (iii)                              9,831             9,564                  267
                                                  -------           -------              -------
                                                  $44,589           $38,076              $ 6,513
                                                  =======           =======              =======


     (i) Assumes the wells are commercially successful. If one or more of the wells is dry, the development capital will be reallocated to one or more new unspecified projects.
     (ii) East Cameron 299 project consists of three wells, as of March 31, 2005 the C-10 and C-11 wells are producing, the C-12 well drilling is in process.
     iii) High Island 53 well was determined to be a dry-hole in January 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and natural gas prices. The Fund has no market risk sensitive instruments held for trading purposes. Information about market risks for the three months ended March 31, 2005, does not differ materially from that discussed in Form 10-K/A.

Item 4. Controls and Procedures

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

The Fund, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005 ("Evaluation Date"). Based on our initial evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

However, subsequent to the Evaluation Date, as reported under Item 4.02 of the Form 8-K filed by the Fund on December 20, 2006, on December 15, 2006, the Manager of the Fund, Ridgewood Energy Corporation, concluded that the Fund's financial statements as of and for the period from March 1, 2004 (Inception) to December 31, 2004 and as of and for the year ended December 31, 2005 as included in the Fund's Form 10 registration statement and Annual Report on Form 10-K should no longer be relied upon and should be restated to correct for errors detected by management. The Fund is filing amendments to its Form 10 and Form 10-K, as well as amendments to its Quarterly Reports on Form 10-Q and Form 10-Q/A for the quarterly periods ended March 31, 2005, June 30, 2005, September 30, 2005 and March 31, 2006 as a result of these restatements.

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

(b) Changes in Internal Control over Financial Reporting

In the course of our initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Material Weaknesses

After examining certain transactions and reviewing reconciliations from 2004 and 2005, various accounting errors were identified. Based upon management's review, it has been determined these errors were inadvertent and unintentional. As a result of these initial findings, on December 15, 2006, management announced the Fund would restate its previously filed financial statements. Management expanded the scope of the review to include accounting principles generally accepted in the United States ("GAAP") and financial reporting procedures surrounding GAAP pre and post-closing procedures.

Management concluded the reason for these errors primarily related to the lack of technical accounting expertise relating to certain GAAP processing, recording, summarizing and reporting processes.

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

(d) Material Weaknesses Remediated

Management has been and is committed to remediation of weaknesses, as well as to continual improvement of the Fund's overall system of internal control over GAAP financial reporting. Management has developed and implemented remediation procedures for each of the weaknesses, and has undergone efforts to significantly strengthen the existing finance organization and systems across the Fund. These efforts included the addition of finance resources which provided technical support and oversight of financial processes. In addition, various employees attended training programs. The Fund also utilized additional resources to assist in the program management aspect of each weakness in its remediation design.

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

On December 22, 2006, management, as a result of its ongoing evaluation of the effectiveness of the Fund's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 as amended (the "34 Act") Rules 13a-15(e) and 15d-15(e)) and "internal control over financial reporting" (as defined in the 34 Act Rules 13a-15(f) and 15d-15(f)), concluded the material weaknesses disclosed in this Item 4 had been addressed and remediated.

Part II.  Other Information

Item 6.   Exhibits

31.1 Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2 Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Company and Kathleen P. McSherry, Chief Financial Officer of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:       February 20, 2007             RIDGEWOOD ENERGY K FUND, LLC

                                    By:/s/ ROBERT E. SWANSON
                                  Name:    Robert E. Swanson
                                 Title:    President and Chief Executive Officer
                                           (Principal Executive Officer)

Dated:       February 20, 2007
                                    By:/s/ KATHLEEN P. MCSHERRY
                                  Name:    Kathleen P. McSherry
                                 Title:    Senior Vice President and Chief
                                           Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

          Exhibit Index

31.1 Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2 Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Company and Kathleen P. McSherry, Chief Financial Officer of the Company.