Form 10-Q/A
period 2005-06-30
RIDGEWOOD ENERGY K FUND LLC
filed 2007-02-20
CIK 1285480

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

     For the transition period from ____________________to____________________


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

Explanatory Paragraph

This Amendment No. 2 on Form 10-Q/A (the "Form 10-Q/A") to the Ridgewood Energy K Fund, LLC (the "Fund") Form 10-Q (the "Original Filing") originally filed with the Securities and Exchange Commission (the "SEC") on August 16, 2005, is a result of the restatement of our financial statements as of and for the three and six months ended June 30, 2005.

We are restating our previously reported financial information for these periods to correct for the following: (1) reclassification of advances to operators for working interest and expenditures account from unproved properties, (2) misclassifications of dry-hole cost expenses, unproved properties, and insurance expense, (3) reclassification of the salvage fund from cash and cash equivalents, (4) accruals for dry-hole costs, property, oil and gas revenue, insurance expense, and lease operating expenses, (5) erroneous calculations of depletion and amortization, and (6) recording of asset retirement obligations and related accretion expense.


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

                                Table of Contents

Part I - FINANCIAL INFORMATION                                                                               Page

   Item 1.  Financial Statements (Unaudited):
     Condensed Balance Sheets as of June 30, 2005 (restated) and December 31, 2004                             4
     Condensed Statements of Operations for the three months ended June 30, 2005 (restated) and 2004, for the six months ended June 30, 2005 (restated) and for the period March 1, 2004 (Inception)
        through June 30, 2004.                                                                                 5
     Condensed Statements of Cash Flows for the six months ended June 30, 2005 (restated) and for
        the period March 1, 2004 (Inception) through June 30, 2004                                             6
     Notes to Unaudited Condensed Financial Statements                                                         7
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             21
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                        28
   Item 4.  Controls and Procedures                                                                           28

Part II - OTHER INFORMATION

   Item 6.  Exhibits                                                                                          31

   SIGNATURES                                                                                                 32


                          RIDGEWOOD ENERGY K FUND, LLC
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                         June 30, 2005       December 31, 2004
                                                                         -------------       -----------------
                                                                          (Restated -
                                                                          see note 9)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                              $  9,973,312         $ 17,856,965
  Production receivable                                                       567,655              320,099
  Due from affiliate (Note 6)                                                 789,868                    -
  Prepaid expenses                                                              4,440               31,081
                                                                         ------------         ------------
     Total current assets                                                  11,335,275           18,208,145
                                                                         ------------         ------------
Salvage fund                                                                1,019,556            1,004,754
                                                                         ------------         ------------
Oil and gas properties
  Advances to operators for working interests and expenditures              3,338,948            9,201,357
  Proved properties                                                        18,174,605            7,897,318
  Unproved properties                                                       6,968,055            8,264,475
  Less:  accumulated depletion and amortization - proved properties        (2,324,955)            (719,625)
                                                                         ------------         ------------
     Total oil and gas properties, net                                     26,156,653           24,643,525
                                                                         ------------         ------------
     Total assets                                                        $ 38,511,484         $ 43,856,424
                                                                         ============         ============

                        LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
  Due to operators                                                       $    792,274         $  1,219,488
  Accrued expenses payable                                                     20,540               20,873
                                                                         ------------         ------------
     Total current liabilities                                                812,814            1,240,361
                                                                         ------------         ------------
Non-current liabilities:
  Asset retirement obligations                                                 37,060               18,368
                                                                         ------------         ------------
     Total non-current liabilities                                             37,060               18,368
                                                                         ------------         ------------
  Total Liabilities                                                           849,874            1,258,729
                                                                         ------------         ------------
Commitments and contingencies (Note 8)

Members' capital:
  Manager:
     Distributions                                                            (32,892)                   -
     Accumulated deficit                                                     (356,351)            (294,063)
                                                                         ------------         ------------
     Manager's total                                                         (389,243)            (294,063)
                                                                         ------------         ------------

  Shareholders:
     Capital contributions (534 shares authorized;
         480.7046 issued and outstanding)                                  70,859,719           70,859,719
     Syndication costs                                                     (7,775,398)          (7,775,398)
     Distributions                                                           (186,388)                   -
     Accumulated deficit                                                  (24,847,080)         (20,192,563)
                                                                         ------------         ------------
     Shareholders' total                                                   38,050,853           42,891,758
                                                                         ------------         ------------
     Total members' capital                                                37,661,610           42,597,695
                                                                         ------------         ------------
     Total liabilities and members' capital                              $ 38,511,484         $ 43,856,424
                                                                         ============         ============


      The accompanying notes are an integral part of these unaudited condensed financial statements.


                          RIDGEWOOD ENERGY K FUND, LLC
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                           For the period
                                                                                        For the six        March 1, 2004
                                                         Three months ended             months ended    (Inception) through
                                                              June 30,                    June 30,            June 30,
                                                       2005             2004                2005               2004
                                                       ----             ----                ----               ----
                                                   (Restated -                          (Restated -
                                                   see note 9)                           see note 9)
Revenue
  Oil and gas revenues                             $   567,655        $         -        $   989,933        $         -
                                                   -----------        -----------        -----------        -----------
Expenses
  Investment fees to affiliate (Note 6)                      -          2,639,906                  -          2,639,906
  Dry-hole costs                                       775,305                  -          3,143,283                  -
  Depletion and amortization                           943,008                  -          1,605,330                  -
  Accretion expense                                        393                  -                662                  -
  Management fees to affiliate (Note 6)                442,875             76,375            885,750             76,375
  Lease operating expenses                             103,421                  -            168,704                  -
  Other general and administrative expenses             22,375             53,010             43,477             53,010
                                                   -----------        -----------        -----------        -----------
    Total expenses                                   2,287,377          2,769,291          5,847,206          2,769,291
                                                   -----------        -----------        -----------        -----------
    Loss from operations                            (1,719,722)        (2,769,291)        (4,857,273)        (2,769,291)

Other income
  Interest income                                       77,839             26,479            140,468             26,479
                                                   -----------        -----------        -----------        -----------
    Total other income                                  77,839             26,479            140,468             26,479
    Net loss                                       $(1,641,883)       $(2,742,812)       $(4,716,805)       $(2,742,812)
                                                   ===========        ===========        ===========        ===========

    Manager - Net loss                             $   (16,651)       $   (45,542)       $   (62,288)       $   (45,542)
    Shareholders - Net loss                        $(1,625,322)       $(2,697,270)       $(4,654,517)       $(2,697,270)
    Net loss per share                             $    (3,381)       $    (5,611)       $    (9,683)       $    (5,611)



            The accompanying notes are an integral part of these unaudited condensed financial statements.


                          RIDGEWOOD ENERGY K FUND, LLC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         For the period
                                                                    For the six          March 1, 2004
                                                                    months ended      (Inception) through
                                                                   June 30, 2005          June 30, 2004
                                                                   -------------          -------------
                                                                   (Restated -
                                                                    see note 9)
Cash flows from operating activities
  Net loss                                                         $ (4,716,805)            (2,742,812)
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Dry-hole costs                                                    3,143,283                      -
    Depletion and amortization                                        1,605,330                      -
    Accretion expense                                                       662                      -
    Changes in assets and liabilities
      Increase in production receivable                                (247,556)                     -
      Decrease in prepaid expenses                                       26,641                      -
      Increase in due to operators                                      103,422                      -
      (Decrease) increase in accrued expenses payable                      (333)                50,000
                                                                   ------------           ------------
      Net cash used in operating activities                             (85,356)            (2,692,812)
                                                                   ------------           ------------
Cash flows from investing activities
  Capital expenditures for oil and gas properties                    (7,564,215)            (7,867,759)
  Interest income reinvested - salvage fund                             (14,802)                     -
                                                                   ------------           ------------
      Net cash used in investing activities                          (7,579,017)            (7,867,759)
                                                                   ------------           ------------
Cash flows from financing activities
  Contributions from shareholders                                             -             54,435,249
  Syndication costs paid                                                      -             (3,675,737)
  Distributions paid                                                   (219,280)                     -
                                                                   ------------           ------------
      Net cash (used in) provided by financing activities              (219,280)            50,759,512
                                                                   ------------           ------------
      Net (decrease) increase in cash and cash equivalents           (7,883,653)            40,198,941
      Cash and cash equivalents, beginning of period                 17,856,965                      -
                                                                   ------------           ------------
      Cash and cash equivalents, end of period                     $  9,973,312           $ 40,198,941
                                                                   ============           ============

Supplemental schedule of non-cash investing activities
      Advances used for capital expenditures in oil and
         gas properties reclassified to proved properties          $  5,862,409           $          -
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

As of June 30, 2005 and December 31, 2004, amounts recorded in due to operators totaling $0.6 million and $1.2 million, respectively, related to the acquisition of oil and gas property. In 2005, the Fund paid the December 31, 2004 due to operators balance.

     Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded. The Fund earned revenue approximating $0.6 million and $1.0 million for the three and six months ended June 30, 2005, compared to nil for both the three months ended June 30, 2004 and the period March 1, 2004 (Inception) through June 30, 2004, respectively.

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners. For volumes oversold by the Fund, a payable to other working interest owners will be recorded. As of June 30, 2005 and December 31, 2004, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

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


                                                         For the six
                                                        months ended
                                                        June 30, 2005
                                                        -------------
           Balance - Beginning of period                  $  18,368

           Liabilities incurred                             503,156
           Liabilities settled                             (485,126)
           Accretion expense                                    662
                                                          ---------
           Balance - End of period                        $  37,060
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

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SASF No. 144"), long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. As of June 30, 2005 and December 31, 2004, no impairments were recorded.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of June 30, 2005, and December 31, 2004, the Fund had accumulated depletion and amortization of approximately $2.3 million and $0.7 million, respectively.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of June 30, 2005 and December 31, 2004, bank balances exceeded federally insured limits by approximately $9.8 million and $17.7 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value. Interest income is accrued as earned. As of June 30, 2005 and December 31, 2004, the Fund had no investments in US Treasury Notes.

     Income and Expense Allocation

Profits and losses are to be allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for certain expenses, such as dry-hole costs and fiduciary fees, and interest income which are allocated 99% to shareholders and 1% to the Manager.

3.   Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires, unless impracticable, retrospective application to prior periods' financial statements of changes in accounting principle where transition is not specified by a new accounting pronouncement. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have an impact on the 2006 financial statements.

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

The Fund adopted FSP 19-1 during the second quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs were approximately $0.8 million and $3.1 million for the three and six months ended June 30, 2005, compared to nil for both the three months ended June 30, 2004 and for the period March 1, 2004 (Inception) through June 30, 2004, respectively. As of June 30, 2005 and December 31, 2004, the Fund had no capitalized exploratory well costs greater than one year.

The following table summarizes unproved properties and related activity for the six months ended June 30, 2005.

                                                             For the six
                                                             months ended
                                                            June 30, 2005
                                                            -------------

Balance - Beginning of period                                $ 8,264,475

Additions to capitalized exploratory well costs
  pending the determination of proved reserves                 6,968,055
Reclassifications to proved properties based on
  the determination of proved reserves                        (8,264,475)
                                                             -----------

Balance - End of period                                      $ 6,968,055
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

The shareholders received distributions of approximately $0.2 million for the six months ended June 30, 2005. There were no distributions paid by the Fund in 2004.

The Manager received distributions of approximately $33 thousand for the six months ended June 30, 2005. There were no distributions paid by the Fund in 2004.

6.   Related Parties

The Manager was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions. For both the three months ended June 30, 2004 and the period March 1, 2004 (Inception) through June 30, 2004, investment fees were approximately $2.6 million. In 2005, there were no investment fees incurred or paid.

The Fund's LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. For the three and six months ended June 30, 2005, management fees were approximately $0.4 million and approximately $0.9 million, respectively. For both the three months ended June 30, 2004 and the period March 1, 2004 (Inception) through June 30, 2004, management fees were approximately $76 thousand.

In 2004, the Manager was paid an offering fee of approximately $2.5 million, which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee is included in syndication costs (Note 2). There were no offering fees incurred in 2005.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of June 30, 2005 and December 31, 2004, a related entity owes the Fund approximately $0.8 million and nil, respectively.

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

7.   Fair Value of Financial Instruments

As of June 30, 2005 and for the period ended December 31, 2004, the carrying value of cash and cash equivalents, and salvage fund, approximate fair value. Cash and cash equivalents principally consist of money market funds.

8.   Commitment and Contingencies

     Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2005 and December 31, 2004, there were no known environmental contingencies that required the Fund to record a liability.

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

9.   Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Fund's financial statements as of and for the three and six months ended June 30, 2005, management identified accounting errors. Accordingly, the Fund has restated the June 30, 2005 financial statements in this Form 10-Q/A (Amendment No. 2).

The financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 have been restated to reflect the following adjustments:

     o Oil and gas revenues, which was over accrued, has been corrected, resulting in approximately a $73 thousand decrease in oil and gas revenues for the three and six month periods ended June 30, 2005 and a $73 thousand decrease in production receivable.
     o Dry-hole costs incurred in the first quarter of 2005 which were erroneously accrued in 2004, have been corrected, resulting in approximately a $1.9 million increase in dry-hole costs for the six month period ended June 30, 2005.
     o Depletion and amortization, which was erroneously calculated, was corrected and resulted in approximately a $0.1 million and $0.4 million increase in depletion and amortization expense for both the three and six month periods ended June 30, 2005, respectively. This correction also resulted in an approximate $0.4 million increase in accumulated depletion and amortization - proved properties as of June 30, 2005. In addition, the December 31, 2004 balance of accumulated depletion and amortization - proved properties was restated and resulted in an approximate $0.2 million increase in the beginning balance of accumulated depletion and amortization - proved properties. Correction of this error resulted in an approximate $0.2 million increase in accumulated depletion and amortization of June 30, 2005.
     o Accretion expense, which was erroneously not recorded, has been corrected, resulting in approximately a $393 and $662 increase in accretion expense for the three and six month periods ended June 30, 2005 and an approximate $662 increase in asset retirement obligations.
     o Lease operating expenses, which was overstated, has been corrected, resulting in approximately a $48 thousand decrease in lease operating expenses for the three and six month periods ended June 30, 2005 and a corresponding decrease in due to operators.
     o Insurance expenses which was over accrued, has been corrected, resulting in approximately a $0.2 million decrease in other general and administrative expenses for the three and six month periods ended June 30, 2005 and a corresponding decrease in due to operators.
     o The salvage fund which was incorrectly included as cash and cash equivalents has been broken out separately into its own account, resulting in approximately a $1.0 million reclassification from cash and cash equivalents to salvage fund.

     o Property payments for West Cameron 556 which were incorrectly recorded as unproved properties have been reclassified to advances to operators for working interests and expenditures resulting in approximately a $3.3 million increase in advances to operators for working interests and expenditures and a corresponding decrease in unproved properties.

     o Proved property costs relating to East Cameron 299, which were not accrued, have been corrected, resulting in approximately a $0.2 million increase in proved properties and a corresponding increase in due to operators.
     o Asset retirement obligations of approximately $37 thousand erroneously not recorded have been corrected resulting in an increase in proved properties and an increase in asset retirement obligations.

The above corrections resulted in approximately a $2.1 million increase in net loss for the six month period ended June 30, 2005, which resulted in approximately a $2.1 million increase in shareholders' accumulated deficit and approximately a $176 decrease in manager's accumulated deficit. Shareholder's accumulated deficit and manager's accumulated deficit were also impacted by the Fund's 2004 financial statement restatement adjustments, which resulted in approximately a $1.7 million decrease in shareholder's accumulated deficit and an approximate $56 thousand decrease in manager's accumulated deficit.

The following tables summarize the effects of the restatement on the Fund's 2005 balance sheet and statement of operations:

Balance Sheet Effects:                                   June 30, 2005
                                                         As Previously                             June 30, 2005
                   ASSETS                                   Reported           Adjustments          As Restated
                                                            --------           -----------          -----------
Current assets:
  Cash and cash equivalents                              $ 10,992,868         $ (1,019,556)         $  9,973,312
  Production receivable                                       640,972              (73,317)              567,655
     Total current assets                                  12,428,148           (1,092,873)           11,335,275
Salvage fund                                                        -            1,019,556             1,019,556

Oil and gas properties
  Advances to operators for working interests                       -            3,338,948             3,338,948
     and expenditures
  Unproved properties                                      10,307,003           (3,338,948)            6,968,055
  Proved properties                                        17,891,580              283,025            18,174,605
  Less:  accumulated depletion and amortization -
     proved properties                                     (1,765,569)            (559,386)           (2,324,955)
     Total oil and gas properties, net                     26,433,014             (276,361)           26,156,653
     Total assets                                        $ 38,861,162         $   (349,678)         $ 38,511,484

      LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
  Due to operators                                       $    772,577         $     19,697          $    792,274
     Total current liabilities                                793,117               19,697               812,814
Non-current liabilities:
  Asset retirement obligations                                      -               37,060                37,060
     Total non-current liabilities                                  -               37,060                37,060
  Total Liabilities                                           793,117               56,757               849,874
Members' capital:
  Manager:
     Accumulated deficit                                     (412,153)              55,802              (356,351)
     Manager's total                                         (445,045)              55,802              (389,243)
  Shareholders:
     Accumulated deficit                                  (24,384,843)            (462,237)          (24,847,080)
     Shareholders' total                                   38,513,090             (462,237)           38,050,853
     Total members' capital                                38,068,045             (406,435)           37,661,610
     Total liabilities and members' capital              $ 38,861,162         $   (349,678)         $ 38,511,484

Statement of Operations Effects:
                                         For the three
                                         months ended                         For the three
                                         June 30, 2005                        months ended
                                         As Previously                        June 30, 2005
                                           Reported           Adjustments      As Restated
                                           --------           -----------      -----------
Revenue
  Oil and gas revenues                   $   640,972         $   (73,317)      $   567,655

Expenses
  Depletion and amortization                 829,390             113,618           943,008
  Accretion expense                                -                 393               393
  Lease operating expenses                   151,642             (48,221)          103,421
  Other general and
    administrative expenses                  201,421            (179,046)           22,375

  Total expenses                           2,400,633            (113,256)        2,287,377
  Loss from operations                    (1,759,661)             39,939        (1,719,722)
  Net loss                               $(1,681,822)        $    39,939       $(1,641,883)
  Manager - Net loss                     $   (38,513)        $    21,952       $   (16,651)
  Shareholders - Net loss                $(1,643,309)        $    17,987       $(1,625,322)
  Net loss per share                     $    (3,419)        $        37       $    (3,381)

                                         For the six
                                         months ended                          For the six
                                         June 30, 2005                         months ended
                                         As Previously                         June 30, 2005
                                           Reported           Adjustments       As Restated
                                           --------           -----------       -----------
Revenue
  Oil and gas revenues                   $ 1,063,250         $   (73,317)      $   989,933

Expenses
  Dry-hole costs                           1,240,854           1,902,429         3,143,283
  Depletion and amortization               1,216,731             388,599         1,605,330
  Accretion expense                                -                 662               662
  Lease operating expenses                   216,925             (48,221)          168,704
  Other general and
     administrative expenses                 222,524            (179,047)           43,477

   Total expenses                          3,782,784           2,064,422         5,847,206
   Loss from operations                   (2,719,534)         (2,137,739)       (4,857,273)
   Net loss                              $(2,579,066)        $(2,137,739)      $(4,716,805)
   Manager - Net loss                    $   (62,464)        $       176       $   (62,288)
   Shareholders - Net loss               $(2,516,602)        $(2,137,915)      $(4,654,517)
   Net loss per share                    $    (5,235)        $    (4,447)      $    (9,683)


In addition to the cash flow impact of the of the above restatements, the statement of cash flows for the six months ended June 30, 2005 has also been restated for the following:

     o Interest earned on the salvage fund which was originally classified as an operating activity has been corrected to be properly reflected as an investing activity, resulting in approximately a $15 thousand decrease to cash used in operating activities and a corresponding increase in cash used in investing activities.

     o Decreases in due to operators of approximately $0.9 million relating to capital expenditures of oil and gas properties which was previously included in operating cash flows has been reclassified to cash flows used in investing activities to properly reflect the amount as an increase in capital expenditures for oil and gas properties.


Statement of Cash Flow Effects:
                                                                   For the six
                                                                   months ended                          For the six
                                                                   June 30, 2005                         months ended
                                                                   As Previously                         June 30, 2005
                                                                     Reported          Adjustments        As Restated
                                                                     --------          -----------        -----------
Cash flows from operating activities
  Net loss                                                         $ (2,579,066)       $ (2,137,739)       $ (4,716,805)
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Dry-hole costs                                                    1,240,854           1,902,429           3,143,283
    Depletion and amortization                                        1,216,731             388,599           1,605,330
    Accretion expense                                                         -                 662                 662
      Increase in production receivable                                (320,873)             73,317            (247,556)
      (Decrease) increase in due to operators                           216,925            (113,503)            103,422
      Net cash used in operating activities                            (988,989)            903,633             (85,356)

Cash flows from investing activities
  Capital expenditures for oil and gas properties                    (6,660,582)           (903,633)         (7,564,215)
  Interest income reinvested - salvage fund                                   -             (14,802)            (14,802)
      Net cash used in investing activities                          (6,660,582)           (918,435)         (7,579,017)
      Net decrease in cash and cash equivalents                      (7,868,851)            (14,802)         (7,883,653)
      Cash and cash equivalents, beginning of period                 18,861,719          (1,004,754)         17,856,965
      Cash and cash equivalents, end of period                     $ 10,992,868        $ (1,019,556)       $  9,973,312

Supplemental schedule of non-cash investing activities
      Advances used for capital expenditures in oil and
       gas properties reclassified to proved properties            $          -        $  5,862,409        $  5,862,409

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

In October 2006, the Fund acquired a working interest in the following wells operated by LLOG Exploration Company:

                                               Working    Drilling
                                   Offshore   Interest %    Date
           -------------------------------------------------------
           Galveston A248             TX       3.75%      Q2 2007
           Ship Shoal 81              LA       3.75%      Q3 2007
           South Marsh Island 111     LA       3.75%      Q1 2007
           Vermillion 344             LA       3.75%      Successful
           West Delta 67              LA       3.75%      Q2 2007
           West Delta 68              LA       3.75%      Q2 2007

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

                                                     Costs
                                                    Incurred
                                                    through
                                     Working        12/31/06
    Well Name             Offshore  Interest %   (in thousands)                   Status
East Cameron 299 C-10         LA       10%          $ 8,822                Currently producing
East Cameron 299 C-11         LA       10%          $ 9,869      Temporarily shut in; planning workover
East Cameron 299 C-12         LA       10%          $ 1,309                   DRY: May 2005
West Cameron 556              LA       20%          $11,604                Currently producing
High Island 53                TX       72%          $ 9,831                 DRY: January 2005

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
Ship Shoal 81                 LA       3.75%        $   724          3rd quarter 2007 drilling date
South Marsh Island 111        LA       3.75%        $   721          1st quarter 2007 drilling date
Vermilion 344                 LA       3.75%        $   807          Successful-completion in progres
West Delta 67                 LA       3.75%        $   712          2nd quarter 2007 drilling date
West Delta 68                 LA       3.75%        $   724          2nd quarter 2007 drilling date

Results of Operations

The following Results of Operations should be read in conjunction with our financial statements and the notes thereto beginning on page 4. Management's Discussion and Analysis has been revised for the effects of the restatement discussed in Note 9 to the financial statements.

Six Months Ended June 30, 2005 compared to the period March 1, 2004 (Inception) through June 30, 2004

Net loss. Net loss for the six months ended June 30, 2005 was approximately 4.7 million, an increase of approximately $2.0 million, or 72% compared to $2.7 million for the period March 1, 2004 (Inception) through June 30, 2004. The increase is discussed below.

Oil and gas revenues. Oil and natural gas revenues for the six months ended June 30, 2005 were approximately $1.0 million, an increase of approximately $1.0 million, or 100% compared to nil for the period March 1, 2004 (Inception) through June 30, 2004. This is a result of production of both oil and natural gas in 2005 compared to 2004. Production volume for oil was approximately 15 thousand MCFEs (per one thousand cubic feet). Average sales price for oil was approximately $7.75 per MCFEs. Production volume for natural gas was approximately 123 thousand MCFEs. Average sales price for natural gas was approximately $7.13 per MCFEs.

Investment fees. The Manager is paid a one time investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made. Investment fees incurred and paid for the period March 1, 2004 (Inception) through June 30, 2004 were approximately $2.6 million. There were no investment fees incurred or paid in 2005.

Dry-hole costs. Dry-hole costs for the six months ended June 30, 2005 were approximately $3.1 million, an increase of approximately $3.1 million, or 100% compared to nil for the period March 1, 2004 (Inception) through June 30, 2004. This increase is predominately the result of the Fund incurring plug and abandonment expenses relating to two projects determined to be dry-holes in 2005.

Depletion and amortization. Depletion and amortization for the six months ended June 30, 2005 was approximately $1.6 million, an increase of approximately $1.6 million, or 100% compared to nil for the period March 1, 2004 (Inception) through June 30, 2004. This increase is predominately the result of increased production reserves in 2005 compared to 2004.

Management fees. Management fees for the six months ended June 30, 2005 were approximately $0.9 million, an increase of approximately $0.8 million, compared to $0.1 million for the period March 1, 2004 (Inception) through June 30, 2005. This increase is the result of the Fund having six months of management fees in 2005 while in the comparable period of 2004, the Fund experienced approximately only two months of management fees.

Lease operating expenses. Lease operating expenses represent the day to day cost of operating and maintaining wells and related facilities. For the six months ended June 30, 2005 lease operating expenses were approximately $0.2 million, an increase of approximately $0.2 million, or 100% compared to nil for the period March 1, 2004 (Inception) through June 30, 2004. This increase is the result of increased production activity in 2005 compared to 2004.

Other general and administrative expenses. Other general and administrative expenses for the six months ended June 30, 2005 were approximately $43 thousand, a decrease of approximately $10 thousand, or 18% compared to $53 thousand for the period March 1, 2004 (Inception) through June 30, 2004. This decrease is predominately the result of a decrease in accounting fees offset by an increase in insurance costs.

Other Income. Other income for the six months ended June 30, 2005 was approximately $140 thousand, an increase of approximately $114 thousand, or 430% compared to $26 thousand for the period March 1, 2004 (Inception) through June 30, 2005. This increase is predominately the result of higher interest rates in 2005 compared to 2004. Additionally, the Fund had money market accounts for six months in 2005, whereas for the comparable period in 2004, the Fund had accounts for approximately only two months.

Three Months Ended June 30, 2005 compared to Three Months ended June 30, 2004

Net loss. Net loss for the three months ended June 30, 2005 was approximately $1.6 million, a decrease of approximately $1.1 million, or 40% compared to $2.7 million for the period March 1, 2004 (Inception) through June 30, 2004. The decrease is discussed below.

Oil and gas revenues. Oil and natural gas revenues for the three months ended June 30, 2005 were approximately $0.6 million, an increase of approximately $0.6 million, or 100% compared to nil for the three months ended June 30, 2004. This is a result of production of both oil and natural gas in 2005 compared to 2004. Production volume for oil was approximately 10 thousand MCFEs (per one thousand cubic feet). Average sales price for oil was approximately $7.53 per MCFEs. Production volume for natural gas was approximately 69 thousand MCFEs. Average sales price for natural gas was approximately $7.01 per MCFEs.

Investment fees. The Manager is paid a one time investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made. Investment fees incurred and paid for the three months ended June 30, 2004 were approximately $2.6 million. There were no investment fees incurred or paid in 2005.

Dry-hole costs. Dry-hole costs for the three months ended June 30, 2005 were approximately $0.8 million, an increase of approximately $0.8 million, or 100% compared to nil for the three months ended June 30, 2004. This increase is predominately the result of the Fund incurring plug and abandonment expenses related to the East Cameron 299 C-12 well determined to be a dry-hole in May 2005.

Depletion and amortization. Depletion and amortization for the three months ended June 30, 2005 was approximately $0.9 million, an increase of approximately $0.9 million, or 100% compared to nil for the three months ended June 30, 2004. This increase is predominately the result of increased production of reserve volumes in 2005 compared to 2004.

Management fees. Management fees for the three months ended June 30, 2005 were $442 thousand, an increase of approximately $366 thousand, or 480% compared to $76 thousand for the three months ended June 30, 2004. This increase is the result of the Fund having three months of management fees while in the comparable period of 2004, the Fund experienced approximately only two months of management fees.

Lease operating expenses. Lease operating expenses represent the day to day cost of operating and maintaining wells and related facilities. For the three months ended June 30, 2005 lease operating expenses were $0.1 million compared to nil for the six months ended June 30, 2004. This increase is predominately the result of increased production activity in 2005 compared to 2004.

Other general and administrative expenses. Other general and administrative expenses for the three months ended June 30, 2005 were approximately $22 thousand, a decrease of approximately $31 thousand, or 58% compared to $53 thousand for the three months ended June 30, 2004. This decrease is predominately the result of a decrease in accounting fees offset by an increase in insurance costs.

Other Income. Other income for the three months ended June 30, 2005 was approximately $78 thousand, an increase of approximately $52 thousand, or 194% compared to $26 thousand for the three months ended June 30, 2004. This increase is predominately the result of higher interest rates in 2005 compared to 2004. Additionally, the Fund had money market accounts for three months in 2005, where as for the comparable period in 2004, the Fund had accounts for approximately only two months.

Capital Resources and Liquidity

Cash flows used in operating activities for the six months ended June 30, 2005 were approximately $0.1 million, primarily related to cash expenditures for management fees and lease operating costs partially offset by cash receipts from production revenue.

Cash flows used in operating activities for the period March 1, 2004 (Inception) through June 30, 2004 were approximately $2.7 million, related to cash expenditures for investment fees for the initial creation of the Fund.

Cash flows used in investing activities for the six months ended June 30, 2005 were approximately $7.6 million, primarily related to capital expenditures for oil and gas properties. Investing activities relate to the actual purchase of wells, infrastructure and other capital items unrelated to operating activities occurring after a well has begun producing.

Cash flows used in investing activities for the period March 1, 2004 (Inception) through June 30, 2004 were approximately $7.9 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in financing activities for the six months ended June 30, 2005 were approximately $0.2 million, related to distributions to shareholders and the Manager.

Cash flows provided by financing activities for the period March 1, 2004 (Inception) through June 30, 2004 were approximately $50.7 million, primarily related to contributions of approximately $54.4 million from shareholders, offset by syndication costs paid of approximately $3.7 million.

We expect to meet our cash commitments for the next twelve months from our cash and investments on hand.

Estimated Capital Expenditures

The Fund has entered into multiple operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. For projects committed as of June 30, 2005, such estimated capital expenditures to be spent total approximately $6.6 million, all of which is expected to be paid out of the unspent capital contribution within the following 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:

  Estimated Capital Expenditures
  As of June 30, 2005
  In thousands              Total Project     Spent Through       To be Spent
                                Costs         June 30, 2005     Next 12 Months
  Projects                      -----         -------------     --------------
  West Cameron 76 (i)          $ 4,376           $     -           $ 4,376
  West Cameron 556 (i)          11,600            10,307             1,293
  East Cameron 299 (ii)         20,008            19,323               685
  High Island 53 (iii)           9,831             9,575               256
                               -------           -------           -------
                               $45,815           $39,205           $ 6,610
                               =======           =======           =======

        (i) Assumes the wells are commercially successful. If one or more of the wells is dry, the development capital will be reallocated to one or more new unspecified projects.
        (ii) East Cameron 299 project consists of three wells, as of June 30, 2005 the C-10 and C-11 wells are producing, the C-12 well is a dry-hole.
        (iii)   High Island 53 well was determined to be a dry-hole in January
                2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and natural gas prices. The Fund has no market risk sensitive instruments held for trading purposes. Information about market risks for the three months ended June 30, 2005, does not differ materially from that discussed in Form 10-K/A.

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

The Fund, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005 ("Evaluation Date"). Based on our initial evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

(b)  Changes in Internal Control over Financial Reporting

In the course of our initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 20, 2007                 RIDGEWOOD ENERGY K FUND, LLC

                             By:     /s/  ROBERT E. SWANSON
                                   Name:  Robert E. Swanson
                                  Title:  President and Chief Executive Officer
                                          (Principal Executive Officer)

Dated:  February 20, 2007
                             By:     /s/  KATHLEEN P. MCSHERRY
                                   Name:  Kathleen P. McSherry
                                  Title:  Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

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