Form 10-Q/A
period 2005-09-30
RIDGEWOOD ENERGY K FUND LLC
filed 2007-02-20
CIK 1285480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1


  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2005
                                       or


  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________to____________________


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

Explanatory Paragraph

This Amendment No. 1 on Form 10-Q/A (the "Form 10-Q/A") to the Ridgewood Energy K Fund, LLC (the "Fund") Form 10-Q (the "Original Filing") originally filed with the Securities and Exchange Commission (the "SEC") on November 14, 2005, is a result of the restatement of our financial statements as of and for the three and nine months ended September 30, 2005.

We are restating our previously reported financial information for these periods to correct for the following: (1) misclassifications of dry-hole cost expenses and unproved properties, (2) reclassification of the salvage fund from cash and cash equivalents, (3) accruals for dry-hole costs, property, oil and gas revenue, insurance expenses, and lease operating expenses, (4) erroneous calculations of depletion and amortization, and (5) recording of asset retirement obligations and related accretion expense.

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

                                Table of Contents

Part I - FINANCIAL INFORMATION                                                                                        Page

     Item 1.  Financial Statements (Unaudited):
      Condensed Balance Sheets as of September 30, 2005 (restated) and December 31, 2004                                 4
      Condensed Statements of Operations for the three and nine months ended September 30, 2005 (restated), for the three months ended September 30, 2004 and for the period March 1, 2004 (Inception) through
         September 30, 2004                                                                                              5
      Condensed Statements of Cash Flows for the nine months ended September 30, 2005 (restated)
         the period March 1, 2004 (Inception) through December 31, 2004                                                  6
      Notes to Unaudited Condensed Financial Statements                                                                  7
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                     21
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                28
     Item 4.  Controls and Procedures                                                                                   28

Part II - OTHER INFORMATION

     Item 6.  Exhibits                                                                                                  31

     SIGNATURES                                                                                                         32

                          RIDGEWOOD ENERGY K FUND, LLC
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                September 30, 2005    December 31, 2004
                                                                                ------------------    -----------------
                                                                                    (Restated -
                                                                                     see note 9)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                         $  8,030,587         $ 17,856,965
    Production receivable                                                                1,009,093              320,099
    Prepaid expenses                                                                        31,670               31,081
                                                                                      ------------         ------------
       Total current assets                                                              9,071,350           18,208,145
                                                                                      ------------         ------------
Salvage fund                                                                             1,025,530            1,004,754
                                                                                      ------------         ------------
Oil and gas properties
    Advances to operators for working interests and expenditures                                 -            9,201,357
    Proved properties                                                                   30,138,934            7,897,318
    Unproved properties                                                                          -            8,264,475
    Less:  accumulated depletion and amortization - proved properties                   (3,517,928)            (719,625)
                                                                                      ------------         ------------
       Total oil and gas properties, net                                                26,621,006           24,643,525
                                                                                      ------------         ------------
       Total assets                                                                   $ 36,717,886         $ 43,856,424
                                                                                      ============         ============

                        LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
    Due to operators                                                                  $     56,167         $  1,219,488
    Accrued expenses payable                                                                84,277               20,873
                                                                                      ------------         ------------
       Total current liabilities                                                           140,444            1,240,361
                                                                                      ------------         ------------
Non-current liabilities:
    Asset retirement obligations                                                            73,513               18,368
                                                                                      ------------         ------------
       Total non-current liabilities                                                        73,513               18,368
                                                                                      ------------         ------------
    Total Liabilities                                                                      213,957            1,258,729
                                                                                      ------------         ------------
Commitments and contingencies (Note 8)

Members' capital:
    Manager:
       Distributions                                                                       (83,333)                   -
       Accumulated deficit                                                                (309,006)            (294,063)
                                                                                      ------------         ------------
       Manager's total                                                                    (392,339)            (294,063)
                                                                                      ------------         ------------
    Shareholders:
       Capital contributions (534 shares authorized;
           480.7046 issued and outstanding)                                             70,859,719           70,859,719
       Syndication costs                                                                (7,775,398)          (7,775,398)
       Distributions                                                                      (472,217)                   -
       Accumulated deficit                                                             (25,715,836)         (20,192,563)
                                                                                      ------------         ------------
       Shareholders' total                                                              36,896,268           42,891,758
                                                                                      ------------         ------------
       Total members' capital                                                           36,503,929           42,597,695
                                                                                      ------------         ------------
       Total liabilities and members' capital                                         $ 36,717,886         $ 43,856,424
                                                                                      ============         ============


       The accompanying notes are an integral part of these unaudited condensed financial statements.

                          RIDGEWOOD ENERGY K FUND, LLC
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                For the period
                                                                                          For the nine          March 1, 2004
                                                          Three months ended              months ended        (Inception) through
                                                            September 30,                 September 30,          September 30,
                                                       2005              2004                2005                    2004
                                                       ----              ----                ----                    ----
                                                    (Restated -                           (Restated -
                                                    see note 9)                           see note 9)
Revenue
    Oil and gas revenues                           $ 1,001,926        $         -        $ 1,991,859             $         -
                                                   -----------        -----------        -----------             -----------
Expenses
    Investment fees to affiliate (Note 6)                    -            600,164                  -               3,240,070
    Dry-hole costs                                      98,970                  -          3,242,253                       -
    Depletion and amortization                       1,192,973                  -          2,798,303                       -
    Accretion expense                                      393                  -              1,055                       -
    Management fees to affiliate (Note 6)              442,875            667,407          1,328,625                 743,782
    Lease operating expenses                            48,737                  -            217,441                       -
    Other general and administrative expenses          113,458             55,824            156,938                 108,834
                                                   -----------        -----------        -----------             -----------
      Total expenses                                 1,897,406          1,323,395          7,744,615               4,092,686
                                                   -----------        -----------        -----------             -----------
      Loss from operations                            (895,480)        (1,323,395)        (5,752,756)             (4,092,686)

Other income
    Interest income                                     74,072            139,526            214,540                 166,005
                                                   -----------        -----------        -----------             -----------
      Total other income                                74,072            139,526            214,540                 166,005
      Net loss                                     $  (821,408)      $ (1,183,869)       $(5,538,216)            $(3,926,681)
                                                    ===========       ===========        ===========             ===========
      Manager - Net income (loss)                  $    47,345       $   (113,091)       $   (14,943)            $  (158,633)
      Shareholders - Net loss                      $  (868,753)      $ (1,070,778)       $(5,523,273)            $(3,768,048)
      Net loss per share                           $    (1,807)      $     (2,228)       $   (11,490)            $    (7,839)


           The accompanying notes are an integral part of these unaudited condensed financial statements.

                          RIDGEWOOD ENERGY K FUND, LLC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    For the period
                                                                           For the nine              March 1, 2004
                                                                           months ended          (Inception) through
                                                                           September 30,             September 30,
                                                                               2005                      2004
                                                                               ----                      ----
                                                                            (Restated -
                                                                            see note 9)
Cash flows from operating activities
    Net loss                                                               $ (5,538,216)               $ (3,926,681)
    Adjustments to reconcile net loss to net cash
      Provided by (used in) operating activities
      Dry-hole costs                                                          3,242,253                           -
      Depletion and amortization                                              2,798,303                           -
      Accretion expense                                                           1,055                           -
      Changes in assets and liabilities
        Increase in production receivable                                      (688,994)                          -
        Increase in prepaid expenses                                               (589)                    (33,218)
        Increase in due to operators                                            214,688                           -
        Increase in due to affiliate                                                  -                     350,002
        Increase in accrued expenses payable                                     63,404                      50,000
                                                                           ------------                ------------
        Net cash provided by (used in) operating activities                      91,904                 (3,559,897)
                                                                           ------------                ------------
Cash flows from investing activities
    Capital expenditures for oil and gas properties                          (9,341,956)                 (9,383,866)
    Interest income reinvested - salvage fund                                   (20,776)                          -
                                                                           ------------                ------------
        Net cash used in investing activities                                (9,362,732)                 (9,383,866)
                                                                           ------------                ------------
Cash flows from financing activities
    Contributions from shareholders                                                   -                  70,729,127
    Syndication costs paid                                                            -                  (7,612,558)
    Distributions paid                                                         (555,550)                          -
                                                                           ------------                ------------
        Net cash (used in) provided by financing activities                    (555,550)                 63,116,569
                                                                           ------------                ------------
        Net (decrease) increase in cash
         and cash equivalents                                                (9,826,378)                 50,172,806
        Cash and cash equivalents, beginning of period                       17,856,965                           -
                                                                           ------------                ------------
        Cash and cash equivalents, end of period                           $  8,030,587                $ 50,172,806
                                                                           ------------                ------------
Supplemental schedule of non-cash investing activities
        Advances used for capital expenditures in oil and
           gas properties reclassified to proved properties                $  9,201,357                $          -
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

As of September 30, 2005 and December 31, 2004, amounts recorded in due to operators totaling nil and $1.2 million, respectively, related to the acquisition of oil and gas property. In 2005, the Fund paid the December 31, 2004 due to operators balance.

     Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded. The Fund earned revenue approximating $1.0 million and $2.0 million for the three and nine months ended September 30, 2005, compared to nil for both the three months ended September 30, 2004 and for the period March 1, 2004 (Inception) through September 30, 2004.

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners. For volumes oversold by the Fund, a payable to other working interest owners will be recorded. As of September 30, 2005 and December 31, 2004, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

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

                                               For the nine months
                                              ended September 30,
                                                    2005
                                                    ----
           Balance - Beginning of period          $  18,368
           Liabilities incurred                     539,216
           Liabilities settled                     (485,126)
           Accretion expense                          1,055
                                                  ---------
           Balance - End of period                $  73,513
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

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SASF No. 144"), long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. As of September 30, 2005 and December 31, 2004, no impairment were recorded.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of September 30, 2005, and December 31, 2004, the Fund had accumulated depletion and amortization of approximately $3.5 million and $0.7 million, respectively.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of September 30, 2005 and December 31, 2004, bank balances exceeded federally insured limits by approximately $7.8 million and $17.7 million, respectively inclusive of the salvage fund. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value. Interest income is accrued as earned. As of September 30, 2005 and December 31, 2004, the Fund had no investments in US Treasury Notes.

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

The Fund adopted FSP 19-1 during the second quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs were approximately $0.1 million and $3.2 million for the three and nine months ended September 30, 2005, compared to nil for the three months ended and for the period March 1, 2004 (Inception) through September 30, 2004, respectively. As of September 30, 2005 and December 31, 2004, the Fund had no capitalized exploratory well costs greater than one year.

The following table summarizes unproved properties and related activity for the nine months ended September 30, 2005.

                                                            For the nine
                                                            months ended
                                                         September 30, 2005
                                                         ------------------
Balance - Beginning of period                             $     8,264,475

Additions to capitalized exploratory well costs
 pending the determination of proved reserves                         -
Reclassifications to proved properties based on
 the determination of proved reserves                          (8,264,475)
                                                         ------------------
Balance - End  of period                                   $          -
                                                         ==================

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

The shareholders received distributions of approximately $0.5 million for the nine months ended September 30, 2005. There were no distributions paid by the Fund in 2004.

The Manager received distributions of approximately $0.1 million for the nine months ended September 30, 2005. There were no distributions paid by the Fund in 2004.

6.   Related Parties

The Manager was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions. Investment fees of approximately $0.6 million and $3.2 million were incurred and paid for the three months ended September 30, 2004 and for the period March 1, 2004 (Inception) through September 30, 2004, respectively. There were no investment fees incurred or paid in 2005.

The Fund's LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions.

For the three and nine months ended September 30, 2005, management fees were approximately $0.4 million and approximately $1.3 million, respectively. For both the three months ended September 30, 2004 and for the period March 1, 2004 (Inception) through September 30, 2004, management fees were approximately $0.7 million.

In 2004, the Manager was paid an offering fee of approximately $2.5 million, which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee is included in syndication costs (Note 2). There were no offering fees incurred in 2005.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. No amount was outstanding as of September 30, 2005 and December 31, 2004.

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

7.   Fair Value of Financial Instruments

As of September 30, 2005 and for the period ended December 31, 2004, the carrying value of cash and cash equivalents, and salvage fund, approximate fair value. Cash and cash equivalents principally consist of money market funds.

8.   Commitment and Contingencies

     Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2005 and December 31, 2004, there were no known environmental contingencies that required the Fund to record a liability.

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

9.   Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Fund's financial statements as of and for the nine months ended September 30, 2005, management identified accounting errors. Accordingly, the Fund has restated the September 30, 2005 financial statements in this Form 10-Q/A (Amendment No. 1).

The financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 have been restated to reflect the following adjustments:

     o Oil and gas revenues, which was under accrued, has been corrected, resulting in approximately a $169 thousand and a $96 thousand increase in oil and gas revenues for the three and nine months ended September 30, 2005 and a $96 thousand increase in production receivable.
     o Dry-hole costs incurred in the first quarter of 2005 which were erroneously accrued in 2004 have been corrected, resulting in approximately a $1.9 million increase in dry-hole costs for the nine months ended September 30, 2005.
     o Depletion and amortization, which was erroneously calculated, has been corrected, resulting in approximately a $0.3 million and $0.6 million decrease in depletion and amortization expense for the three and nine months ended September 30, 2005 and a $0.6 million increase in accumulated depletion and amortization - proved properties as of September 30, 2005. In addition, the December 31, 2004 balance of accumulated depletion and amortization - proved properties was restated and resulted in an approximately $0.2 million increase in the beginning balance of accumulated depletion and amortization - proved properties. Correction of this error resulted in an approximate $0.2 million increase in accumulated depletion and amortization of June 30, 2005.
     o Accretion expense, which was erroneously recorded, has been corrected, resulting in approximately a $2 thousand and $1 thousand decrease in accretion expense for the three and nine months ended September 30, 2005 and a $1 thousand decrease in asset retirement obligations as of September 30, 2005.
     o Lease operating expenses, which were incorrectly recorded, have been corrected, resulting in approximately a $46 thousand increase and $2 thousand decrease in lease operating expense for the three and nine months ended September 30, 2005 and a $2 thousand decrease in due to operators as of September 30, 2005.
     o Insurance expenses, which were incorrectly recorded, have been corrected, resulting in approximately a $58 thousand and $0.2 million decrease in other general and administrative expenses for the three and nine months ended September 30, 2005 and a $0.2 million decrease in due to operators as of September 30, 2005.

     o The salvage fund which was incorrectly included as cash and cash equivalents has been broken out separately into its own account, resulting in approximately a $1.0 million reclassification from cash and cash equivalents to salvage fund.
     o Proved property costs relating to West Cameron 556, which were recorded as unproved properties, have been reclassed from unproved properties to proved properties, resulting in approximately an $11.5 million increase in proved properties and a corresponding decrease in unproved properties. Additionally, $0.1 million of property costs related to West Cameron 556, which were not recorded, have been corrected, resulting in approximately a $0.1 million increase in proved properties and a corresponding increase in due to operators.
     o Proved property costs relating to East Cameron 299, which were over accrued, have been corrected, resulting in approximately a $22 thousand decrease in proved properties and a corresponding decrease in due to operators.
     o Asset retirement obligations of approximately $35 thousand erroneously not recorded have been corrected resulting in an increase in proved properties and an increase in asset retirement obligations.

The above corrections resulted in approximately a $2.2 million increase in net loss for the nine month period September 30, 2005, which resulted in approximately a $2.2 million increase in shareholders' accumulated deficit and approximately a $25 thousand decrease in manager's accumulated deficit. Shareholder's accumulated deficit and manager's accumulated deficit were also impacted by the Fund's previous 2004 financial statement restatement adjustments, which resulted in approximately a $1.7 million decrease in shareholder's accumulated deficit and an approximate $56 thousand decrease in manager's accumulated deficit.

The following tables summarize the effects of the restatement on the Fund's 2005 balance sheet and statement of operations:

Balance Sheet Effects:

                                                                September 30, 2005
                                                                  As Previously                          September 30, 2005
                      ASSETS                                        Reported           Adjustments           As Restated
                                                                    --------           -----------           -----------
Current assets:
    Cash and cash equivalents                                     $  9,056,117        $ (1,025,530)         $  8,030,587
    Production receivable                                              913,183              95,910             1,009,093
       Total current assets                                         10,000,970            (929,620)            9,071,350
Salvage fund                                                                 -           1,025,530             1,025,530

Oil and gas properties
    Unproved properties                                             11,453,728         (11,453,728)                    -
    Proved properties                                               18,515,658          11,623,276            30,138,934
    Less:  accumulated depletion and amortization -                 (2,699,395)           (818,533)           (3,517,928)
       proved properties
       Total oil and gas properties, net                            27,269,991            (648,985)           26,621,006
       Total assets                                               $ 37,270,961          $ (553,075)         $ 36,717,886

                LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
    Due to operators                                              $    162,605        $   (106,438)         $     56,167
       Total current liabilities                                       246,882            (106,438)              140,444
Non-current liabilities:
    Asset retirement obligations                                        38,395              35,118                73,513
       Total non-current liabilities                                    38,395              35,118                73,513
    Total Liabilities                                                  285,277             (71,320)              213,957

Members' capital:
    Manager:
       Accumulated deficit                                            (389,518)             80,512              (309,006)
       Manager's total                                                (472,851)             80,512              (392,339)
    Shareholders:
       Accumulated deficit                                         (25,153,569)           (562,267)          (25,715,836)
       Shareholders' total                                          37,458,535            (562,267)           36,896,268
       Total members' capital                                       36,985,684            (481,755)           36,503,929
       Total liabilities and members' capital                     $ 37,270,961        $   (553,075)         $ 36,717,886

Statement of Operations Effects:

                              For the three
                               months ended                       For the three
                            September 30, 2005                    months ended
                              As Previously                     September 30, 2005
                                 Reported        Adjustments        As Restated
                                 --------        -----------        -----------
Revenue
   Oil and gas revenues        $   832,699       $   169,227       $ 1,001,926

Expenses
   Depletion and amortization      933,826           259,147         1,192,973
   Accretion expense                 2,335            (1,942)              393
   Lease operating expenses          2,968            45,769            48,737
   Other general and
     administrative expenses       171,888           (58,430)          113,458

    Total expenses               1,652,862           244,544         1,897,406

    Loss from operations          (820,163)          (75,317)         (895,480)

    Net loss                   $  (746,091)      $   (75,317)      $  (821,408)

    Manager - Net loss         $    22,635       $    24,710       $    47,345

    Shareholders - Net loss    $  (768,726)      $  (100,027)      $  (868,753)
    Net loss per share         $    (1,599)      $      (208)       $   (1,807)


                              For the nine
                              months ended                         For the nine
                           September 30, 2005                      months ended
                             As Previously                      September 30, 2005
                                Reported        Adjustments         As Restated
                                --------        -----------         -----------
Revenue
   Oil and gas revenues        $ 1,895,949       $    95,910       $ 1,991,859

Expenses
   Dry-hole costs                1,339,824         1,902,429         3,242,253
   Depletion and amortization    2,150,557           647,746         2,798,303
   Accretion expense                 2,335            (1,280)            1,055
   Lease operating expenses        219,893            (2,452)          217,441
   Other general and
     administrative expenses       394,412          (237,474)          156,938

    Total expenses               5,435,646         2,308,969         7,744,615

    Loss from operations        (3,539,697)       (2,213,059)       (5,752,756)

Other income
    Net loss                   $(3,325,157)      $(2,213,059)      $(5,538,216)


    Manager - Net loss         $   (39,829)      $    24,886       $    14,943

    Shareholders - Net loss    $(3,285,328)      $(2,237,945)      $(5,523,273)
    Net loss per share         $    (6,834)      $    (4,656)      $   (11,490)

         In addition to the cash flow impact of the above restatement adjustments, the statement of cash flows statement for the nine months ended September 30, 2005 has also been restated for the following:

            o Interest earned on the salvage fund which was originally classified as an operating activity has been corrected to be properly reflected as an investing activity, resulting in approximately a $21 thousand increase to cash provided by operating activities and a corresponding increase in cash used in investing activities.
            o Decreases in due to operators of approximately $0.4 million relating to capital expenditures of oil and gas properties which was previously included in operating cash flows has been reclassified to cash flows used in investing activities to properly reflect the amount as an increase in capital expenditures for oil and gas properties.

Statement of Cash Flow Effects:

                                                                For the nine months                          For the nine
                                                                ended September 30,                             months
                                                                      2005                                  ended September
                                                                  As Previously                                30, 2005
                                                                    Reported               Adjustments        As Restated
                                                                    --------               -----------        -----------
Cash flows from operating activities
    Net loss                                                       $ (3,325,157)         $ (2,213,059)       $ (5,538,216)
    Adjustments to reconcile net loss to net cash
      used in operating activities
      Dry-hole costs                                                  1,339,824             1,902,429           3,242,253
      Depletion and amortization                                      2,150,557               647,746           2,798,303
      Accretion expense                                                   2,335                (1,280)              1,055
        Increase in production receivable                              (593,084)              (95,910)           (688,994)
        (Decrease) increase in due to operators                         127,074                87,614             214,688
        Net cash provided by (used in) operating activities            (235,636)              327,540              91,904

Cash flows from investing activities
    Capital expenditures for oil and gas properties                  (9,014,416)             (327,540)         (9,341,956)
    Interest income reinvested - salvage fund                                --               (20,776)            (20,776)

        Net cash used in investing activities                        (9,014,416)             (348,316)         (9,362,732)
        Net (decrease) increase in cash
         and cash equivalents                                        (9,805,602)              (20,776)         (9,826,378)
        Cash and cash equivalents, beginning of period               18,861,719            (1,004,754)         17,856,965
        Cash and cash equivalents, end of period                   $  9,056,117          $ (1,025,530)       $  8,030,587

Supplemental schedule of non-cash investing activities
        Advances used for capital expenditures in oil and          $          -          $  9,201,357        $  9,201,357
           gas properties reclassified to proved properties
        Asset retirement costs capitalized                         $     36,060          $    (36,060)       $          -


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

On June 29, 2006, the Fund was informed by Chevron Corporation ("Chevron"), the Operator of Mobile 946, that the well being drilled by Chevron did not have commercially productive quantities of either oil or natural gas and has therefore been deemed a dry-hole. The Fund owns a 5.7% working interest in Mobil
946. Total cumulative dry-hole costs, inclusive of plug and abandonment charges, were approximately $0.8 million recorded in 2006.

The Fund had been reserving capital for an 11.24% working interest in West Cameron 76 B6 located approximately eleven miles offshore Louisiana. The well had originally been scheduled to drill in the summer of 2004. BHP Billiton, as operator has taken the well off of the drilling schedule and the well will not be drilled by the other joint venture participants due to proximity of this well to other producers in Marge 3D, in the West Cameron 76 lease block and because approval by all joint venture participants is required.

As a result the funds have been reallocated to the projects depicted below.

In October 2006, the Fund acquired a working interest in the following wells operated by LLOG Exploration Company:


                                       Working    Drilling
                          Offshore    Interest %    Date
-----------------------------------------------------------
Galveston A248               TX        3.75%     Q2 2007
Ship Shoal 81                LA        3.75%     Q3 2007
South Marsh Island 111       LA        3.75%     Q1 2007
Vermillion 344               LA        3.75%     Successful
West Delta 67                LA        3.75%     Q2 2007
West Delta 68                LA        3.75%     Q2 2007

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements


This Form 10-Q/A, Amendment No. 1, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will," "would," "will likely result," "will continue," "future" and similar terms and expressions or variations thereof. The forward-looking statements in this Form 10-Q/A reflect the current views of management of the Fund with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and natural gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund's 10-K filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. You are urged to carefully consider all such factors.

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

                                                                  Costs
                                                                 Incurred
                                                                 through
                                             Working             12/31/06
     Well Name                    Offshore   Interest %       (in thousands)                Status
Galveston A248                       TX        3.75%            $       1,014        2nd quarter 2007 drilling date
Ship Shoal 81                        LA        3.75%            $         724        3rd quarter 2007 drilling date
South Marsh Island 111               LA        3.75%            $         721        1st quarter 2007 drilling date
Vermilion 344                        LA        3.75%            $         807        Successful-completion in progress
West Delta 67                        LA        3.75%            $         712        2nd quarter 2007 drilling date
West Delta 68                        LA        3.75%            $         724        2nd quarter 2007 drilling date

Results of Operations

The following Result of Operations should be read in conjunction with our financial statements and notes thereto beginning on page 4. Management's Discussion and Analysis has been revised for the effects of the restatement discussed in Note 9 to the financial statements.

Nine Months Ended September 30, 2005 compared to the period March 1, 2004 (Inception) through September 30, 2004

Net loss. Net loss for the nine months ended September 30, 2005 was approximately $5.5 million, an increase of approximately $1.6 million, or 41% compared to $3.9 million for the period March 1, 2004 (Inception) through September 30, 2004. The increase is discussed below.

Oil and gas revenues. Oil and natural gas revenues for the nine months ended September 30, 2005 were approximately $2.0 million, an increase of approximately $2.0 million, or 100% compared to nil for the period March 1, 2004 (Inception) through September 30, 2004. This increase is the result of production for both oil and natural gas in 2005 compared to 2004. Production volume for oil was approximately 29 thousand MCFEs (one thousand cubic feet). Average sales price for oil was approximately $8.16 per MCFE. Production volume for natural gas was approximately 197 thousand MCFEs. Average sales price for natural gas decreased from approximately $8.89 per MCFE.

Investment fees. The Manager is paid a one time investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made. Investment fees incurred and paid for the period March 1, 2004 (Inception) through September 30, 2004 were approximately $3.2 million. There were no investment fees incurred or paid in 2005.

Dry-hole costs. Dry-hole costs for the nine months ended September 30, 2005 were approximately $3.2 million, an increase of approximately $3.2 million, or 100% compared to nil for the period March 1, 2004 (Inception) through September 30, 2004. This increase is predominately the result of the Fund incurring plug and abandonment expenses relating to two projects determined to be dry-holes during 2005.

Depletion and amortization. Depletion and amortization for the nine months ended September 30, 2005 was approximately $2.8 million, an increase of approximately $2.8 million, or 100% compared to nil for the period March 1, 2004 (Inception) through September 30, 2004. This increase is the result of production reserves volumes in 2005 compared to no production in 2004.

Management fees. Management fees for the nine months ended September 30, 2005 were $1.3 million, an increase of approximately $0.6 million, or 79% compared to $0.7 million for the period March 1, 2004 (Inception) through September 30, 2004. This increase is the result of the Fund having nine months of fees while in the comparable period of 2004 the Fund experienced only five months of fees.

Lease operating expenses. Lease operating expenses represent the day to day cost of operating and maintaining wells and related facilities. For the nine months ended September 30, 2005 lease operating expenses were approximately $0.2 million, an increase of approximately $0.2 million, or 100% compared to nil for the period March 1, 2004 (Inception) through September 30, 2004. This increase is predominately the result of production activity in 2005 compared to no production in 2004.

Other general and administrative expenses. Other general and administrative expenses for the nine months ended September 30, 2005 were approximately $157 thousand, an increase of approximately $48 thousand, or 44% compared to $109 thousand for the period March 1, 2004 (Inception) through September 30, 2004. This increase is predominately the result of an increase in both insurance costs and accounting fees.

Other Income. Other income for the nine months ended September 30, 2005 was approximately $215 thousand, an increase of approximately $49 thousand, or 29% compared to $166 thousand for the period March 1, 2004 (Inception) through September 30, 2004. This increase is predominately the result of production and higher interest rates in 2005 compared to 2004. Additionally, the Fund had Money Market accounts for nine months in 2005 whereas for the comparable period in 2004, the Fund only had accounts for approximately five months.

Three Months Ended September 30, 2005 compared to Three Months ended September 30, 2004

Net loss. Net loss for the three months ended September 30, 2005 was approximately $0.8 million, a decrease of approximately $0.4 million, or 31% compared to $1.2 million for three months ended September 30, 2004. The decrease is discussed below.

Oil and gas revenues. Oil and natural gas revenues for the three months ended September 30, 2005 were approximately $1.0 million, an increase of approximately $1.0 million, or 100% compared to nil for the three months ended September 30, 2004. This increase is the result of production for both oil and natural gas in 2005 compared to 2004. Production volume for oil was approximately 14 thousand MCFEs (one thousand cubit feet). Average sales price for oil was approximately $8.59 per MCFE. Production volume for natural gas was approximately 75 thousand MCFEs. Average sales price for natural gas was approximately $11.77 per MCFE.

Investment fees. The Manager is paid a one time investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made. Investment fees incurred and paid for the three months ended September 30, 2004 were approximately $0.6 million. There were no investment fees incurred or paid in 2005.

Dry-hole costs. Dry-hole costs for the three months ended September 30, 2005 of approximately $0.1 million, an increase of approximately $0.1 million, or 100% compared to nil for the three months ended September 30, 2004. This increase is predominately the result of the Fund incurring plug and abandonment expenses relating to two projects determined to be dry-holes in 2005.

Depletion and amortization. Depletion and amortization for the three months ended September 30, 2005 was approximately $1.2 million, an increase of approximately $1.2 million, or 100% compared to nil for the three months ended September 30, 2004. This increase is predominately the result of production reserve volumes in 2005 compared to 2004.

Management fees. Management fees for the three months ended September 30, 2005 were $0.4 million, a decrease of approximately $0.3 million, or 34% compared to $0.7 million for the three months ended September 30, 2004. This decrease is the result of Manager's election to waive the management fee in 2005 for the remaining life of the Fund.

Lease operating expenses. Lease operating expenses represent the day to day cost of operating and maintaining wells and related facilities. For the three months ended September 30, 2005 lease operating expenses were approximately $49 thousand, an increase of approximately $49 thousand, or 100% compared to nil for the three months ended September 30, 2004. This increase is predominately the result of production activity in 2005 compared to no production in 2004.

Other general and administrative expenses. Other general and administrative expenses for the three months ended September 30, 2005 were approximately $113 thousand, an increase of approximately $57 thousand, or 103% compared to $56 thousand for the three months ended September 30, 2004. This increase is predominately the result of an increase in accounting fees offset by a decrease in insurance costs.

Other Income. Other income for the three months ended September 30, 2005 was approximately $74 thousand, a decrease of approximately $66 thousand, or 47% compared to $140 thousand for the three months ended September 30, 2004. This decrease is predominately the result of a lower available cash balance in 2005 compared to 2004.

Capital Resources and Liquidity

Cash flows provided by operating activities for the nine months ended September 30, 2005 were approximately $0.1 million, primarily related to production revenue offset by cash expenditures for management fees, lease operating expenses, and other general and administrative expenses.

Cash flows used in operating activities for the period March 1, 2004 (Inception) through September 30, 2004 were approximately $3.6 million, relate to cash expenditures for investment fees for the initial creation of the Fund.

Cash flows used in investing activities for the nine months ended September 30, 2005 were approximately $9.4 million, primarily related to capital expenditures for oil and gas properties. Investing activities relate to the actual purchase of wells, infrastructure and other capital items unrelated to operating activities occurring after a well has begun producing.

Cash flows used in investing activities for the period March 1, 2004 (Inception) through September 30, 2004 were approximately $9.4 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in financing activities for the nine months ended September 30, 2005 were approximately $0.6 million related to distributions to shareholders and the Manager.

Cash flows provided by financing activities for the period March 1, 2004 (Inception) through September 30, 2004 were approximately $63.1 million, primarily related to $70.7 million for contributions from shareholders offset by approximately $7.6 million for syndication costs paid.

We expect to meet our cash commitments for the next twelve months from our cash and investments on hand.

Estimated Capital Expenditures

The Fund has entered into multiple operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. For projects committed as of September 30, 2005, such estimated capital expenditures to be spent total approximately $5.0 million, all of which is expected to be paid out of the unspent capital contribution within the following 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:

Estimated Capital Expenditures

As of September 30, 2005
In thousands

                                   Total Project           Spent Through              To be Spent
                                      Costs                 September 30             Next 12 Months
                                      -----                 ------------             --------------
Projects
  West Cameron 76 (i)                $ 4,376                  $     -                  $ 4,376
  West Cameron 556 (ii)               11,600                   11,454                      146
  East Cameron 299 (iii)              20,008                   19,801                      207
  High Island 53 (iv)                  9,831                    9,581                      250
                                     -------                  -------                  -------
                                     $45,815                  $40,836                  $ 4,979
                                     =======                  =======                  =======

(i) Assumes the wells are commercially successful. If one or more of the wells is dry, the development capital will be reallocated to one or more new unspecified projects.
(ii) West Cameron 556 was determined to be a commercial success during the quarter and began producing in September 2005.
(iii) East Cameron 299 project consists of three wells, as of June 30, 2005 the C-10 and C-11 wells are producing, the C-12 well is a dry-hole.
(iv)   High Island 53 well was determined to be a dry-hole in January 2005.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and natural gas prices. The Fund has no market risk sensitive instruments held for trading purposes. Information about market risks for the nine months ended September 30, 2005, does not differ materially from that discussed in the Fund's 10-K/A.

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

The Fund, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005 ("Evaluation Date"). Based on our initial evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

(b) Changes in Internal Control over Financial Reporting

In the course of our initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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