Form 10-Q/A
period 2006-03-31
RIDGEWOOD ENERGY K FUND LLC
filed 2007-02-20
CIK 1285480

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


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________________to______________________


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

Explanatory Paragraph

This Amendment No. 1 on Form 10-Q/A (the "Form 10-Q/A") to the Ridgewood Energy K Fund, LLC (the "Fund") Form 10-Q (the "Original Filing") originally filed with the Securities and Exchange Commission (the "SEC") on May 15, 2006, is a result of the restatement of our financial statements as of and for the three months ended March 31, 2006.

We are restating our previously reported financial information for these periods to correct for the following: (1) misclassifications of dry-hole cost expenses and unproved properties, (2) accruals for property, oil and gas revenues, and lease operating expenses, (3) erroneous calculations of depletion and amortization, (4) recording of asset retirement obligations and related accretion expense.

This Form 10-Q/A also reflects the effects of restatements to prior periods in our March 31, 2005 Form 10-Q/A (Amendment No. 2) and December 31, 2005 Form 10-K/A (Amendment No. 1). The restatements are described in more detail in Note 9 of Notes to Unaudited Condensed Financial Statements included elsewhere in this report.

This amendment only amends and restates the Original Filing solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby except for the Business Update included in Item 2., which reflects the current status of each project.

                                Table of Contents

Part I - FINANCIAL INFORMATION                                                                                 Page
     Item 1.  Financial Statements (Unaudited):
      Condensed Balance Sheets as of March 31, 2006 (restated) and December 31, 2005                             4
      Condensed Statements of Operations for the three months ended March 31, 2006 (restated) and 2005           5
      Condensed Statements of Cash Flows for the three months ended March 31, 2006 (restated) and 2005           6
      Notes to Unaudited Condensed Financial Statements                                                          7
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             19
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                        25
     Item 4.  Controls and Procedures                                                                           25

Part II - OTHER INFORMATION

     Item 6.  Exhibits                                                                                          28

     SIGNATURES                                                                                                 29


Part I - Financial Information
Item 1.  Financial Statements

                          RIDGEWOOD ENERGY K FUND, LLC
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                  March 31, 2006         December 31, 2005
                                                                  --------------         -----------------
                               ASSETS                              (Restated -
                                                                    see note 9)
Current assets:
  Cash and cash equivalents                                       $  8,927,797             $  7,846,290
  Production receivable                                                689,244                1,439,190
  Prepaid expenses                                                      12,670                   22,170
                                                                  ------------             ------------
     Total current assets                                            9,629,711                9,307,650
                                                                  ------------             ------------
Salvage fund                                                         1,039,183                1,033,879
                                                                  ------------             ------------
Oil and gas properties
  Proved properties                                                 26,296,653               26,296,653
  Less:  accumulated depletion and amortization -
      proved properties                                             (5,354,420)              (4,132,572)
                                                                  ------------             ------------
     Total oil and gas properties, net                              20,942,233               22,164,081
                                                                  ------------             ------------
     Total assets                                                 $ 31,611,127             $ 32,505,610
                                                                  ============             ============

                        LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
  Due to affiliate (Note 6)                                       $    224,462             $          -
  Due to operators                                                      83,744                  216,985
  Accrued expenses payable                                             110,501                   43,438
                                                                  ------------             ------------
     Total current liabilities                                         418,707                  260,423
                                                                  ------------             ------------
Non-current liabilities:
  Asset retirement obligations                                          75,272                   74,435
                                                                  ------------             ------------
     Total non-current liabilities                                      75,272                   74,435
                                                                  ------------             ------------
     Total liabilities                                                 493,979                  334,858
                                                                  ------------             ------------
Commitment and contingencies (Note 8)

Members' capital:
  Manager:
     Distributions                                                    (290,189)                (214,461)
     Accumulated deficit                                               (19,590)                (154,173)
                                                                  ------------             ------------
     Manager's total                                                  (309,779)                (368,634)
                                                                  ------------             ------------
  Shareholders:
     Capital contributions (534 shares authorized;
       480.7046 issued and outstanding)                             70,859,719               70,859,719
     Syndication costs                                              (7,775,398)              (7,775,398)
     Distributions                                                  (1,983,802)              (1,215,272)
     Accumulated deficit                                           (29,673,592)             (29,329,663)
                                                                  ------------             ------------
     Shareholders' total                                            31,426,927               32,539,386
                                                                  ------------             ------------
     Total members' capital                                         31,117,148               32,170,752
                                                                  ------------             ------------
     Total liabilities and members' capital                       $ 31,611,127             $ 32,505,610
                                                                  ============             ============



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          RIDGEWOOD ENERGY K FUND, LLC
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            Three months ended
                                                                                March 31,
                                                                       2006                   2005
                                                                       ----                   ----
                                                                   (Restated -
                                                                    see note 9)
Revenue
  Oil and gas revenues                                            $ 1,104,674              $   422,278
                                                                  -----------              -----------
Expenses
  Dry-hole costs                                                       42,406                2,367,978
  Depletion and amortization                                        1,221,848                  662,322
  Management fees to affiliate (Note 6)                                     -                  442,875
  Lease operating expenses                                             83,744                   65,283
  Accretion expense                                                       837                      269
  Other general and administrative expenses                            44,748                   21,103
                                                                  -----------              -----------
     Total expenses                                                 1,393,583                3,559,830
                                                                  -----------              -----------
     Loss from operations                                            (288,909)              (3,137,552)

Other income
  Interest income                                                      79,563                   62,629
                                                                  -----------              -----------
     Total other income                                                79,563                   62,629
     Net loss                                                     $  (209,346)             $(3,074,923)
                                                                  ===========              ===========
     Manager - Net income (loss)                                  $   134,583              $   (45,727)
     Shareholders - Net loss                                      $  (343,929)             $(3,029,196)
     Net loss per share                                           $      (715)             $    (6,302)



 The accompanying notes are an integral part of these unaudited condensed financial statements.


                          RIDGEWOOD ENERGY K FUND, LLC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three months ended March 31,
                                                                        2006                    2005
                                                                        ----                    ----
                                                                    (Restated -
                                                                     see note 9)
Cash flows from operating activities
  Net loss                                                          $   (209,346)            $ (3,074,923)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities
    Depletion and amortization                                         1,221,848                 662,322
    Dry-hole costs                                                        42,406               2,367,978
    Accretion expense                                                        837                     269
    Changes in assets and liabilities
      Decrease (increase) in production receivable                       749,946                (109,350)
      Decrease in prepaid expenses                                         9,500                  13,321
      Increase in due to affiliate                                         7,477                       -
      Increase in due to operators                                        83,744                  65,283
      Increase (decrease) in accrued expenses payable                     67,063                  (9,123)
                                                                    ------------            ------------
      Net cash provided by (used in) operating activities              1,973,475                 (84,223)
                                                                    ------------            ------------

Cash flows from investing activities
  Payments to operators for working interests and expenditures                 -              (1,458,094)
  Capital expenditures for oil and gas properties                        (42,406)             (4,512,135)
  Interest income reinvested - salvage fund                               (5,304)                 (6,905)
                                                                    ------------            ------------
      Net cash used in investing activities                              (47,710)             (5,977,134)
                                                                    ------------            ------------

Cash flows from financing activities
  Distributions                                                         (844,258)                      -
                                                                    ------------            ------------
      Net cash used in financing activities                             (844,258)                      -
                                                                    ------------            ------------
      Net  increase (decrease) in cash and cash equivalents            1,081,507              (6,061,357)
      Cash and cash equivalents, beginning of period                   7,846,290              17,856,965
                                                                    ------------            ------------
      Cash and cash equivalents, end of period                      $  8,927,797            $ 11,795,608
                                                                    ============            ============

Supplemental schedule of non-cash operating activities:
      Advances used for capital expenditures in oil and gas
        properties reclassified to proved properties                $          -            $  6,000,520
                                                                    ============            ============
      Reclassification of due to operators to due to affiliate      $    216,985            $          -
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

2.   Summary of Significant Accounting Policies

     Basis of presentation


These unaudited interim condensed financial statements have been prepared by the Fund's management, in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund's financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the period ended December 31, 2005 included in the Fund's 2005 Annual Report on form 10-K/A filed with the Securities and Exchange Commission ("SEC").

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

As of March 31, 2006 and December 31, 2005, approximately $0.2 million was recorded in due to affiliates/due to operators, respectively, related to the acquisition of oil and gas property. In 2006, the December 31, 2005 due to operators balance was paid by the Manger, thus the balance is not reflected in due to affiliates.

     Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded. The Fund earned revenue of approximately $1.1 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively.

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners. For volumes oversold by the Fund, a payable to other working interest owners will be recorded. As of March 31, 2006 and December 31, 2005, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

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

                                                       For the three
                                                        months ended
                                                       March 31, 2006
                                                       --------------
            Balance - Beginning of period                 $74,435
            Accretion expense                                 837
                                                          -------
            Balance - End of period                       $75,272
                                                          =======

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). This interpretation clarifies that the term "conditional asset retirement obligation" as used in FASB No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists. The adoption on December 31, 2005 of FIN 47 did not have an impact on the Fund's financial position or results of operations.


     Impairment of Long-Lived Assets


In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SASF No. 144"), long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three months ended March 31, 2006 and 2005, no impairments were recorded.


     Depletion and Amortization


Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of March 31, 2006, and December 31, 2005, the Fund had accumulated depletion and amortization of approximately $5.4 million and $4.1 million, respectively.


     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of March 31, 2006 and December 31, 2005, bank balances exceeded federally insured limits by approximately $8.7 million and $7.6 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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


At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value. Interest income is accrued as earned. Held to maturity investments of approximately $1.0 million, included in the salvage fund as of March 31, 2006 will mature in August 2006.


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

The Fund adopted FSP 19-1 during the second quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs were approximately $42 thousand and $2.4 million, respectively for the three months ended March 31, 2006, and 2005. As of March 31, 2006 and December 31, 2005, the Fund had no capitalized exploratory well costs greater than one year.

5.   Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether Available Cash from Operations, as defined in the Fund's LLC Agreement, is to be distributed. Such distribution would be allocated 85% to the shareholders and 15% to the Manager, as defined in the Fund's LLC Agreement. Effective March 1, 2006 the Manager elected to reduce its distribution of Available Cash from Operations to 1%. Subsequently, effective April 1, 2006, the Manager elected to permanently waive its distribution of Available Cash from Operations for the remaining life of the Fund.

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


The shareholders received distributions of approximately $0.8 million and nil for the three months ended March 31, 2006 and 2005, respectively.

The Manager received distributions of approximately $76 thousand and nil for the three months ended March 31, 2006 and 2005, respectively.


6.   Related Parties

The Fund's LLC agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Beginning on October 1, 2005 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee. For the three months ended March 31, 2006 and 2005, management fees were nil and approximately $0.4 million, respectively.


From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of March 31, 2006, approximately $0.2 million was due to Manager relating to capital expenditures paid by the Manager on the Fund's behalf. No amount was outstanding as of December 31, 2005.


None of the compensation to be received by the Manager has been derived as a result of arm's length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.   Fair Value of Financial Instruments

As of March 31, 2006 and for the period ended December 31, 2005, the carrying value of cash and cash equivalents, and salvage fund, approximate fair value. Cash and cash equivalents principally consist of money market funds.

8.   Commitment and Contingencies

     Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of March 31, 2006 and December 31, 2005, there were no known environmental contingencies that required the Fund to record a liability.

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

9.   Restatement of Previously Issued Financial Statements


Subsequent to the issuance of the Fund's financial statements as of and for the quarter ended March 31, 2006, management identified accounting errors. Accordingly, the Fund has restated the March 31, 2006 financial statements in this Form 10-Q/A (Amendment No. 1).


The financial statements as of and for the three months ended March 31, 2006 have been restated to reflect the following adjustments:


     o Depletion and amortization, which was erroneously recorded for the period ended March 31, 2006, has been corrected, resulting in approximately a $33 thousand decrease in depletion and amortization expense, and a corresponding decrease in accumulated depletion and amortization - proved properties. Accumulated depletion and amortization - proved properties was decreased by the Fund's 2005 restatement adjustments of approximately $0.7 million.
     o Oil and gas revenues, which was under accrued, has been corrected, resulting in approximately a $76 thousand increase in oil and gas revenues and a corresponding increase in production receivable. Production receivable was also impacted by the Fund's 2005 restatement adjustment of approximately $0.3 million resulting in a decrease in production receivable of approximately $0.3 million.

     o Lease operating expenses, which was under accrued, has been corrected, resulting in approximately a $33 thousand increase in lease operating expenses and a corresponding increase in due to operators.
     o Proved property costs which were overstated at March 31, 2006 have been corrected, resulting in approximately a $0.3 million decrease in proved properties and a corresponding decrease in due to affiliate.
     o Accretion expense, which was erroneously recorded, was corrected, resulting in approximately a $2 thousand decrease in accretion expense and a corresponding decrease in asset retirement obligations. Asset retirement obligations was also impacted by the Fund's 2005 restatement adjustment of approximately $800 related to accretion expense resulting in an decrease in asset retirement obligations of approximately $800.
     o In the restatement of the Fund's 2005 financial statements, the Fund recorded a reduction of proved properties and lease operating expenses of approximately $0.4 million and $0.1 million, respectively with a corresponding decrease in due to operators of approximately $0.5 million. Correction of this error resulted in an approximate $0.4 million decrease in proved properties as of March 31, 2006 and approximately a $0.5 million decrease in due to affiliates as of March 31, 2006.
     o In the restatement of the Fund's 2005 financial statements, the Fund recorded an impairment of proved properties of approximately $4.0 million. Correction of this error resulted in an approximate $4.0 decrease in proved properties as of March 31, 2006.

The above corrections resulted in approximately a $78 thousand decrease in net loss, which resulted in approximately a $71 thousand decrease in shareholders' accumulated deficit and approximately a $7 thousand decrease in manager's accumulated deficit. Shareholder's accumulated deficit and manager's accumulated deficit were also impacted by the Fund 2004 and 2005 restatement adjustments, which resulted in an approximate $3.5 million increase in shareholder's accumulated deficit and an approximate $21 thousand increase in manager's accumulated deficit.


The following tables summarize the effects of the restatement on the Fund's 2006 balance sheet and statement of operations:

Balance Sheet Effects:

                                                      March 31, 2006
                                                      As Previously                               March 31, 2006
                      ASSETS                             Reported             Adjustments          As Restated
                                                         --------             -----------          -----------
Current assets:
  Production receivable                                     884,292              (195,048)              689,244
     Total current assets                                 9,824,759              (195,048)            9,629,711
  Proved properties                                      30,706,659            (4,410,006)           26,296,653
  Less: accumulated depletion and amortization -
       proved properties                                 (6,038,054)              683,634            (5,354,420)
     Total oil and gas properties, net                   24,668,605            (3,726,372)           20,942,233
     Total assets                                      $ 35,532,547          $ (3,921,420)          $31,611,127

         LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
  Due to affiliate (Note 6)                            $    696,783          $   (472,321)         $    224,462
  Due to operators                                           50,879                32,865                83,744
  Accrued expenses payable                                  110,502                    (1)              110,501
     Total current liabilities                              858,164              (439,457)              418,707
Non-current liabilities:
  Asset retirement obligations                               77,787                (2,515)               75,272
     Total non-current liabilities                           77,787                (2,515)               75,272
     Total liabilities                                      935,951              (441,972)              493,979
Members' capital:
  Manager:
     Accumulated deficit                                     (4,740)               14,850                19,590
     Manager's total                                       (294,929)               14,850              (309,779)
  Shareholders:
     Accumulated deficit                                (26,208,994)           (3,464,598)          (29,673,592)
     Shareholders' total                                 34,891,525            (3,464,598)           31,426,927
     Total members' capital                              34,596,596            (3,479,448)           31,117,148
     Total liabilities and members' capital            $ 35,532,547          $ (3,921,420)         $ 31,611,127

Statement of Operations Effects:

                                                     For the three
                                                      months ended                                For the three
                                                     March 31, 2006                                months ended
                                                     As Previously                                March 31, 2006
                                                        Reported              Adjustments          As Restated
                                                        --------              -----------          -----------
Revenue
  Oil and gas revenues                                  $ 1,029,167           $    75,507          $ 1,104,674
Expenses
  Depletion and amortization                              1,255,095               (33,247)           1,221,848
  Lease operating expenses                                   50,879                32,865               83,744
  Accretion expense                                           2,507                (1,670)                 837
     Total expenses                                       1,395,635                (2,052)           1,393,583

     Loss from operations                                  (366,468)               77,559             (288,909)
     Net loss                                           $  (286,905)          $    77,559          $  (209,346)
     Manager - Net income (loss)                        $   127,827                 6,756          $   134,583
     Shareholders - Net loss                            $  (414,732)          $    70,803          $  (343,929)
     Net loss per share                                 $      (863)          $       147          $       715


In addition to the cash flow statement impact of the above restatements, the statement of cash flows for the three months ended March 31, 2006 has also been restated for the following:

o Interest earned on the salvage fund which was originally classified as an operating activity has been corrected to be properly reflected as an investing activity, resulting in approximately a $5 thousand increase to cash provided by operating activities and a corresponding increase in cash used in investing activities.


Statement of Cash Flow Effects:

                                                                  For the three
                                                                   months ended                         For the three
                                                                  March 31, 2006                         months ended
                                                                  As Previously                         March 31, 2006
                                                                     Reported          Adjustments        As Restated
                                                                     --------          -----------        -----------
Cash flows from operating activities
  Net loss                                                         $  (286,905)       $    77,559        $  (209,346)
  Adjustments to reconcile net loss to net cash provided by
    operating activities
    Depletion and amortization                                       1,255,095            (33,247)         1,221,848
    Accretion expense                                                    2,507             (1,670)               837
    Interest collected on salvage fund                                  (5,304)             5,304                  -
      Increase in production receivable                                825,453            (75,507)           749,946
      Increase in due to affiliate                                           -              7,477              7,477
      Decrease in due to operators                                      58,355             25,389             83,744
         Net cash provided by operating activities                   1,968,170              5,305          1,973,475
Cash flows from investing activities
    Interest income reinvested - salvage fund                                -             (5,304)            (5,304)
         Net cash used in investing activities                         (42,406)            (5,304)           (47,710)
Supplemental schedule of non-cash operating activities:
      Reclassification of due to operators, to due to affiliate    $   696,783        $  (479,798)       $   216,985

10.     Subsequent Events


On June 29, 2006, the Fund was informed by Chevron Corporation ("Chevron"), the Operator of Mobile 946, that the well being drilled by Chevron did not have commercially productive quantities of either oil or natural gas and has therefore been deemed a dry-hole. The Fund owns a 5.7% working interest in Mobile 946. Total cumulative dry-hole costs, inclusive of plug and abandonment charges, were approximately $0.8 million recorded in the second quarter of 2006.


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


In October 2006, the Fund acquired a working interest in the following wells operated by LLOG Exploration Company:


                                    Working    Drilling
                       Offshore    Interest %    Date
--------------------------------------------------------
Galveston A248             TX        3.75%     Q2 2007
Ship Shoal 81              LA        3.75%     Q3 2007
South Marsh Island 111     LA        3.75%     Q1 2007
Vermillion 344             LA        3.75%     Successful
West Delta 67              LA        3.75%     Q2 2007
West Delta 68              LA        3.75%     Q2 2007

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

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and operating results is based on our financial statements. The preparation of this Quarterly Report on Form 10-Q/A requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See "Notes to Unaudited Condensed Financial Statements" in Part I of this Form 10-Q/A for a presentation of the Fund's critical accounting principles. No changes have been made to our critical accounting policies and estimates since the filing of the Form 10-K/A.

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

Three Months Ended March 31, 2006 compared to Three Months ended March 31, 2005

Net loss. Net loss for the three months ended March 31, 2006 was approximately $0.2 million a decrease of $2.9 million, or 93% compared to approximately $3.1 million for the three months ended March 31, 2005. The decrease is discussed below.

Oil and gas revenues. Oil and natural gas revenues for the three months ended March 31, 2006 were approximately $1.1 million, an increase of approximately $0.7 million, or 162% compared to $0.4 million for the three months ended March 31, 2005. This increase is predominately the result of increased production volume for both oil and natural gas and an increase in average sales price per one thousand cubic feet ("MCFE") for both oil and natural gas. Production volume for oil increased from approximately 4.4 million MCFEs to 10.2 million MCFEs, or 131%. Average sales price for oil increased from approximately $8.27 per MCFE to $11.24 per MCFE, or 36%. Production volume for natural gas increased from approximately 54 thousand MCFEs to 110 thousand MCFEs, or 104%. Average sales price for natural gas increased from approximately $7.75 per MCFE to $9.00 per MCFE, or 16%.

Dry-hole costs. Dry-hole costs for the three months ended March 31, 2006 were approximately $42 thousand, a decrease of approximately $2.3 million, or 98% compared to $2.4 million for the three months ended March 31, 2005. This decrease is predominately the result of the Fund's reduction of exploratory drilling activity. The costs in 2005 related to a project drilling in 2004 that was determined to be a dry-hole in January 2005. Costs in 2006 related to projects determined to be dry-holes in the prior year.

Depletion and amortization. Depletion and amortization for the three months ended March 31, 2006 was approximately $1.2 million, an increase of approximately $0.5 million, or 84% compared to $0.7 million for the three months ended March 31, 2005. This increase is predominately the result of increased production reserve volumes in 2006 compared to 2005 and an increase in the depletion and amortization rate for 2006.

Management fees. Management fees for the three months ended March 31, 2006 were nil, a decrease of approximately $0.4 million, or 100% compared to $0.4 million for the three months ended March 31, 2005. This decrease is the result of the Manager's election to waive its management fee in 2005 for the remaining life of the Fund.

Lease operating expenses. Lease operating expenses represent the day to day cost of operating and maintaining wells and related facilities. For the three months ended March 31, 2006 lease operating expenses were approximately $84 thousand, an increase of approximately $19 thousand, or 28% compared to $65 thousand for the three months ended March 31, 2005. This increase is predominately the result of increased production activity in 2006 compared to 2005.

Other general and administrative expenses. Other general and administrative expenses for the three months ended March 31, 2006 were approximately $45 thousand, an increase of approximately $24 thousand, or 112% compared to $21 thousand for the three months ended March 31, 2005. This increase is predominately the result of an increase in accounting fees offset by a decrease in insurance costs.

Other Income. Other income for the three months ended March 31, 2006 was approximately $80 thousand, an increase of approximately $17 thousand, or 27% compared to $63 thousand for the three months ended March 31, 2005. This increase is predominately the result of higher interest rates in 2006 compared to 2005.

Capital Resources and Liquidity

Cash flows provided by operating activities for the three months ended March 31, 2006 were approximately $2.0 million, primarily related to increased revenue for oil and natural gas production, due to increased volume and pricing. Also the Fund experienced a decrease in production receivable.

Cash flows used in operating activities for the three months ended March 31, 2005 were approximately $84 thousand, primarily related to cash expenditures for management fees and lease operating expenses partially offset by production revenue.

Cash flows used in investing activities for the three months ended March 31, 2006 were approximately $48 thousand, primarily related to capital expenditures for oil and gas properties. Investing activities relate to the actual purchase of wells, infrastructure and other capital items unrelated to operating activities occurring after a well has begun producing.

Cash flows used in investing activities for the three months ended March 31, 2005 were approximately $6.0 million, primarily related to payments to operators for working interests and expenditures of approximately $1.5 million and approximately $4.5 million for capital expenditures for oil and gas properties.

Cash flows used in financing activities for the three months ended March 31, 2006 were approximately $0.8 million related to distributions to shareholders and the Manager.

There were no cash flows from financing activities for the three months ended March 31, 2005.

We expect to meet our cash commitments for the next twelve months from our cash and investments on hand.

Estimated Capital Expenditures

The Fund has entered into multiple operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. For projects committed as of March 31, 2006, such estimated capital expenditures to be spent total approximately $5.0 million, all of which is expected to be paid out of the unspent capital contribution within the following 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:

Estimated Capital Expenditures

As of March 31, 2006
In thousands
                                               Spent Through
                              Total Project       March 31,       To be Spent
Projects                          Costs            2006          Next 12 Months
                                  -----            ----          --------------
       Mobile 946 (i)            $   836         $     -             $  836
       East Cameron 299(ii)       19,441          18,691                750
       Unallocated                 3,370               -              3,370
                                 -------         -------             ------
                                 $23,647         $18,691             $4,956
                                 =======         =======             ======

     (i)  Mobile 946 was determined to be a dry-hole in July 2006.
     (ii) East Cameron 299 unspent capital expenditures related to the C-11 workover.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and natural gas prices. The Fund has no market risk sensitive instruments held for trading purposes. Information about market risks for the three months ended March 31, 2006, does not differ materially from that discussed does not differ materially from that discussed in Form 10-K/A.

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

The Fund, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006 ("Evaluation Date"). Based on our initial evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

(b)  Changes in Internal Control over Financial Reporting

In the course of our initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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