Form 10-Q
period 2006-06-30
RIDGEWOOD ENERGY K FUND LLC
filed 2007-02-23
CIK 1285480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2006

                                       or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from _________________to__________________


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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one) :
   Large accelerated filer |_|  Accelerated filer |_|  Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of February 21, 2007 there were 480.7046 shares of membership interest of the registrant outstanding.

                               Table of Contents

Part I - FINANCIAL INFORMATION                                                                       Page
  Item 1.  Financial Statements (Unaudited):
    Condensed Balance Sheets as of June 30, 2006 and December 31, 2005                                  3
    Condensed Statements of Operations for the three months ended June 30, 2006 and
      2005, and for the six months ended June 30, 2006 and 2005                                         4
    Condensed Statements of Cash Flows for the six months ended June 30, 2006 and 2005                  5
    Notes to Unaudited Condensed Financial Statements                                                   6
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
      Operations                                                                                       14
  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  21
  Item 4.  Controls and Procedures                                                                     21

Part II - OTHER INFORMATION

  Item 6.  Exhibits                                                                                    24

    SIGNATURES                                                                                         25

Part I - Financial Information
Item 1.  Financial Statements

                          RIDGEWOOD ENERGY K FUND, LLC
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                     June 30, 2006          December 31, 2005
                                                                                     -------------          -----------------
                        ASSETS
Current assets:
      Cash and cash equivalents                                                       $  9,076,963              $  7,846,290
      Production receivable                                                                594,860                 1,439,190
      Prepaid expenses                                                                       3,169                    22,170
                                                                                      ------------              ------------
          Total current assets                                                           9,674,992                 9,307,650
                                                                                      ------------              ------------
Salvage fund                                                                             1,055,692                 1,033,879
                                                                                      ------------              ------------
Oil and gas properties
      Proved properties                                                                 24,142,291                26,296,653
      Less:  accumulated depletion and amortization -
           proved properties                                                            (6,475,344)               (4,132,572)
                                                                                      ------------              ------------
          Total oil and gas properties, net                                             17,666,947                22,164,081
                                                                                      ------------              ------------
          Total assets                                                                $ 28,397,631              $ 32,505,610
                                                                                      ============              ============

                  LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
      Due to affiliate (Note 6)                                                       $    224,829              $         --
      Due to operators                                                                     643,471                   216,985
      Accrued expenses payable                                                              53,499                    43,438
                                                                                      ------------              ------------
          Total current liabilities                                                        921,799                   260,423
                                                                                      ------------              ------------
Non-current liabilities:
      Asset retirement obligations                                                          76,111                    74,435
                                                                                      ------------              ------------
          Total non-current liabilities                                                     76,111                    74,435
                                                                                      ------------              ------------
          Total liabilities                                                                997,910                   334,858
                                                                                      ------------              ------------
Commitment and contingencies (Note 8)

Members' capital:
      Manager:
          Distributions                                                                   (290,189)                 (214,461)
          Accumulated earnings (deficit)                                                    54,753                  (154,173)
                                                                                      ------------              ------------
          Manager's total                                                                 (235,436)                 (368,634)
                                                                                      ------------              ------------
      Shareholders:
          Capital contributions (534 shares authorized;
             480.7046 issued and outstanding)                                           70,859,719                70,859,719
          Syndication costs                                                             (7,775,398)               (7,775,398)
          Distributions                                                                 (2,568,411)               (1,215,272)
          Accumulated deficit                                                          (32,880,753)              (29,329,663)
                                                                                      ------------              ------------
          Shareholders' total                                                           27,635,157                32,539,386
                                                                                      ------------              ------------
          Total members' capital                                                        27,399,721                32,170,752
                                                                                      ------------              ------------
          Total liabilities and members' capital                                      $ 28,397,631              $ 32,505,610
                                                                                      ============              ============

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          RIDGEWOOD ENERGY K FUND, LLC
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                       Three months ended                  Six months ended
                                                                             June 30,                          June 30,
                                                                       2006             2005              2006             2005
                                                                       ----             ----              ----             ----
Revenue
   Oil and gas revenues                                        $   931,369        $   567,655        $ 2,036,043        $   989,933
                                                               -----------        -----------        -----------        -----------

Expenses
   Dry-hole costs                                                  717,337            775,305            759,743          3,143,283
   Depletion and amortization                                    1,120,921            943,008          2,342,772          1,605,330
   Impairment of proved properties                               2,154,362                 --          2,154,362                 --
   Management fees to affiliate (Note 6)                                --            442,875                 --            885,750
   Lease operating expenses                                        117,699            103,421            201,443            168,704
   Accretion expense                                                   839                393              1,676                662
   Other general and administrative expenses                        59,395             22,375            104,143             43,477
                                                               -----------        -----------        -----------        -----------
       Total expenses                                            4,170,553          2,287,378          5,564,139          5,847,207
                                                               -----------        -----------        -----------        -----------
       Loss from operations                                     (3,239,184)        (1,719,723)        (3,528,096)        (4,857,274)
Other income
   Interest income                                                 106,369             77,839            185,932            140,468
                                                               -----------        -----------        -----------        -----------
       Total other income                                          106,369             77,839            185,932            140,468
       Net loss                                                $(3,132,815)       $(1,641,884)       $(3,342,164)       $(4,716,806)
                                                               ===========        ===========        ===========        ===========
       Manager - Net income (loss)                             $    74,343        $   (16,561)       $   208,926        $   (65,664)
       Shareholders - Net loss                                 $(3,207,158)       $(1,625,323)       $(3,551,090)       $(4,651,142)
       Net loss per share                                      $    (6,672)       $    (3,381)       $    (7,387)       $    (9,676)



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          RIDGEWOOD ENERGY K FUND, LLC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Six months ended June 30,
                                                                                                2006                   2005
                                                                                                ----                   ----
Cash flows from operating activities
     Net loss                                                                              $ (3,342,164)          $ (4,716,805)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities
       Impairment of proved properties                                                        2,154,362                     --
       Depletion and amortization                                                             2,342,772              1,605,330
       Dry-hole costs                                                                           759,743              3,143,283
       Accretion expense                                                                          1,676                    662
       Changes in assets and liabilities
          Decrease (increase) in production receivable                                          844,330               (247,556)
          Decrease in prepaid expenses                                                           19,001                 26,641
          Increase in due to affiliate                                                            7,844                     --
          Increase in due to operators                                                           94,103                103,422
          Increase (decrease) in accrued expenses payable                                        10,061                   (333)
                                                                                           ------------           ------------
          Net cash provided by (used in) operating activities                                 2,891,728                (85,356)
                                                                                           ------------           ------------

Cash flows from investing activities
     Capital expenditures for oil and gas properties                                           (210,375)            (7,564,215)
     Interest income reinvested - salvage fund                                                  (21,813)               (14,802)
                                                                                           ------------           ------------
          Net cash used in investing activities                                                (232,188)            (7,579,017)
                                                                                           ------------           ------------
Cash flows from financing activities
     Distributions                                                                           (1,428,867)              (219,280)
                                                                                           ------------           ------------
          Net cash used in financing activities                                              (1,428,867)              (219,280)
                                                                                           ------------           ------------
          Net  increase (decrease) in cash and cash equivalents                               1,230,673             (7,883,653)
          Cash and cash equivalents, beginning of period                                      7,846,290             17,856,965
                                                                                           ------------           ------------
          Cash and cash equivalents, end of period                                         $  9,076,963           $  9,973,312
                                                                                           ============           ============
Supplemental schedule of non-cash operating activities:
          Advances used for capital expenditures in oil and
          gas properties reclassified to proved properties                                 $         --           $  5,862,409
                                                                                           ============           ============
          Reclassification of due to operators to due to affiliate                         $    216,985           $         --
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

2.     Summary of Significant Accounting Policies

       Basis of presentation

These unaudited interim condensed financial statements have been prepared by the Fund's management, in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund's financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2005 included in the Fund's Annual Report on Form 10-K/A ("Form 10-K/A") filed with the Securities and Exchange Commission ("SEC").

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

As of June 30, 2006 and December 31, 2005, approximately $0.2 million was recorded in due to affiliates/due to operators, respectively, related to the acquisition of oil and gas property. In 2006, the December 31, 2005 due to operators balance was paid by the Manager. As such, this balance is currently reflected in due to affiliates.

       Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded. The Fund earned revenue approximating $0.9 million and $2.0 million for the three and six months ended June 30, 2006, compared to approximately $0.6 million and $1.0 million for the three and six months ended June 30, 2005, respectively.

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners. For volumes oversold by the Fund, a payable to other working interest owners will be recorded. As of June 30, 2006 and December 31, 2005, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

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

                                                      For the six
                                                     months ended
                                                     June 30, 2006
                                                     -------------
           Balance - Beginning of period             $      74,435
           Accretion expense                                 1,676
                                                     -------------
           Balance - End of period                   $      76,111
                                                     =============

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

       Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SASF No. 144"), long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three and six months ended June 30, 2006, the Fund recorded an impairment of proved properties of approximately $2.2 million. For the three and six months ended June 30, 2005, no impairments were recorded. The impairment recorded in 2006 related to the Fund's investments in East Cameron 299 field inclusive of East Cameron 299 C-10, C-11 and West Cameron 556.

       Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of June 30, 2006, and December 31, 2005, the Fund had accumulated depletion and amortization of approximately $6.5 million and $4.1 million, respectively.

       Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

       Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of June 30, 2006 and December 31, 2005, bank balances exceeded federally insured limits by approximately $8.9 million and $7.6 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value. Interest income is accrued as earned. Held to maturity investments of approximately $1.0 million, included in the salvage fund as of June 30, 2006 will mature in August 2006.

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

The Fund adopted FSP 19-1 during the second quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs were approximately $0.7 million and $0.8 million for the three and six months ended June 30, 2006, compared to approximately $0.8 million and $3.1 million for the three and six months ended June 30, 2005, respectively. As of June 30, 2006 and December 31, 2005, the Fund had no capitalized exploratory well costs greater than one year.

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

The shareholders received distributions of approximately $1.4 million for the six months ended June 30, 2006, compared to $0.2 million for the six months ended June 30, 2005.

The Manager received distributions of approximately $76 thousand for the six months ended June 30, 2006 compared to approximately $33 thousand for the six months ended June 30, 2005.


6.     Related Parties

The Fund's LLC agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Beginning on October 1, 2005 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee. For the three months and six months ended June 30, 2005, management fees were approximately $0.4 million and $0.9 million, respectively. In 2006, there were no management fees.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of June 30, 2006, approximately $0.2 million was due to the Manager relating to capital expenditures paid by the Manager on the Fund's behalf. No amount was outstanding as of December 31, 2005.

None of the compensation to be received by the Manager has been derived as a result of arm's length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.     Fair Value of Financial Instruments

As of June 30, 2006 and December 31, 2005, the carrying value of cash and cash equivalents, and salvage fund, approximate fair value. Cash and cash equivalents principally consist of money market funds.

8.     Commitment and Contingencies

       Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2006 and December 31, 2005, there were no known environmental contingencies that required the Fund to record a liability.

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

9.     Subsequent Events

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

In October 2006, the Fund acquired a working interest in the following wells operated by LLOG Exploration Company:

                                         Working       Drilling
                            Offshore    Interest %       Date
     ------------------------------------------------------------
     Galveston A248            TX        3.75%         Q2 2007
     Ship Shoal 81             LA        3.75%         Q3 2007
     South Marsh Island 111    LA        3.75%         Q1 2007
     Vermillion 344            LA        3.75%         Successful-February 2007
     West Delta 67             LA        3.75%         Q2 2007
     West Delta 68             LA        3.75%         Q2 2007

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will," "would," "will likely result," "will continue," "future" and similar terms and expressions or variations thereof. The forward-looking statements in this Form 10-Q reflect the current views of management of the Fund with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and natural gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund's 10-K filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. You are urged to carefully consider all such factors.

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-Q will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of today's date. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and operating results is based on our financial statements. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See "Notes to Unaudited Condensed Financial Statements" in Part I of this Form 10-Q for a presentation of the Fund's critical accounting principles.

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

                                                            Costs
                                                          Incurred
                                                           through
                                        Working           12/31/06
    Well Name              Offshore    Interest %      (in thousands)                        Status
East Cameron 299 C-10         LA           10%           $    8,822*                 Currently producing
East Cameron 299 C-11         LA           10%           $    9,869*           Temporarily shut in; planning workover
East Cameron 299 C-12         LA           10%           $    1,309                     DRY: May 2005
West Cameron 556              LA           20%           $   11,604*                    Currently producing
High Island 53                TX           72%           $    9,831                     DRY: January 2005
*  Not inclusive of an approximate $6.2 million impairment of property recorded in 2005 and 2006.

The Fund acquired the following projects from Gryphon Exploration Company (now
Woodside). All three of the wells were deemed dry-holes and were plugged and abandoned in 2004.

                                                            Costs
                                                          Incurred
                                                           through
                                         Working          12/31/06
    Well Name              Offshore     Interest %     (in thousands)                          Status
Galveston 246                 TX           10%           $      769                      DRY: October 2004
Matagarda 619                 TX           25%           $    1,976                      DRY: October 2004
West Cameron 103              LA           40%           $    5,598                      DRY: November 2004

The Fund acquired a 5.7% working interest in the Mobile 946 well from Chevron in 2006. Although there was gas in the reservoir, it was not in sufficient enough quantities to justify the completion of the well and the hook up to a production facility.

                                                            Costs
                                                          Incurred
                                                           through
                                         Working          12/31/06
    Well Name              Offshore     Interest %     (in thousands)                          Status
Mobile 946                    LA          5.7%           $      857                      DRY: July 2006


In October 2006, the Fund acquired a working interest in the following wells operated by LLOG Exploration Company.

                                         Working          Budgeted
    Well Name              Offshore     Interest %     (in thousands)                         Status
Galveston A248                TX          3.75%          $    1,014                 2nd quarter 2007 drilling date
Ship Shoal 81                 LA          3.75%          $      724                 3rd quarter 2007 drilling date
South Marsh Island 111        LA          3.75%          $      721                 1st quarter 2007 drilling date
Vermilion 344                 LA          3.75%          $      807                 Successful-February 2007
West Delta 67                 LA          3.75%          $      712                 2nd quarter 2007 drilling date
West Delta 68                 LA          3.75%          $      724                 2nd quarter 2007 drilling date

Results of Operations

Six Months Ended June 30, 2006 compared to Six Months ended June 30, 2005

Net loss. Net loss for the six months ended June 30, 2006 was approximately $3.3 million, a decrease of $1.4 million, or 29% compared to approximately $4.7 million for the six months ended June 30, 2005. The decrease is discussed below.

Oil and gas revenues. Oil and natural gas revenues for the six months ended June 30, 2006 were approximately $2.0 million, an increase of approximately $1.0 million, or 106% compared to $1.0 million for the six months ended June 30, 2005. This increase is predominately the result of increased production volume for both oil and natural gas and an increase in average sales price per one thousand cubic feet ("MCFE") for both oil and natural gas. Production volume for oil increased from approximately 15 thousand MCFEs to 26 thousand MCFEs, or 80%. Average sales price for oil increased from approximately $7.75 per MCFE to $11.01 per MCFE, or 42%. Production volume for natural gas increased from approximately 123 thousand MCFEs to 213 thousand MCFEs, or 73%. Average sales price for natural gas increased from approximately $7.13 per MCFE to $8.09 per MCFE, or 13%.

Dry-hole costs. Dry-hole costs for the six months ended June 30, 2006 were approximately $0.8 million, a decrease of approximately $2.3 million, or 76%, compared to $3.1 million for the six months ended June 30, 2005. This decrease is predominately the result of the Fund having one dry-hole project in 2006 compared to two dry-hole projects in 2005.

Depletion and amortization. Depletion and amortization for the six months ended June 30, 2006 was approximately $2.3 million, an increase of approximately $0.7 million, or 46% compared to $1.6 million for the six months ended June 30, 2005. This increase is predominately the result of increased production reserve volumes in 2006 compared to 2005.

Impairment of proved properties. Impairment of proved properties for the six months ended June 30, 2006 was approximately $2.2 million. The impairment related to our C10, C11, and WC 556 wells. Natural gas and oil reserve quantities used to calculated impairment represent estimates only and are estimated by a third party petroleum engineer specialist. Under successful efforts accounting, we use reserve estimates to calculate cash flows as well as our depletion rate. We estimate our proved reserves and future net cash flows using sales prices estimated to be in effect as of the date the reserve is estimated. Oil and gas prices, which have fluctuated widely in recent years, affect our future revenues. Any estimates of natural gas and oil reserves and their values are inherently uncertain, including many factors beyond our control. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The reserve estimates are based upon the quality of available data and engineering and geological interpretation and judgment. Revisions to estimated reserves may result from actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors. Revisions to estimated reserves could have a material affect on balances recorded as proved properties. In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Long-Lived Assets, ("SFAS 144"), the Fund recorded an impairment loss of $2.2 million based upon the reserve estimates of a third party petroleum engineer specialist. The estimates provided by the specialist have been reviewed by the Fund's manager and internal engineering department. Those reserve estimates were based on historical data and production as of December 31, 2005.

Management fees. Management fees for the six months ended June 30, 2006 were nil, a decrease of approximately $0.9 million, or 100% compared to $0.9 million for the six months ended June 30, 2005. This decrease is the result of the Manager's election to waive its management fee in 2005 for the remaining life of the Fund.

Lease operating expenses. Lease operating expenses represent the day to day cost of operating and maintaining wells and related facilities. For the six months ended June 30, 2006 lease operating expenses were approximately $201 thousand, an increase of approximately $32 thousand, or 19% compared to $169 thousand for the six months ended June 30, 2005. This increase is predominately the result of increased production activity in 2006 compared to 2005.

Other general and administrative expenses. Other general and administrative expenses for the six months ended June 30, 2006 were approximately $104 thousand, an increase of approximately $61 thousand, or 140% compared to $43 thousand for the six months ended June 30, 2005. This increase is predominately the result of an increase in accounting fees offset by a decrease in insurance costs.

Other Income. Other income for the six months ended June 30, 2006 was approximately $186 thousand, an increase of approximately $46 thousand, or 32% compared to $140 thousand for the six months ended June 30, 2005. This increase is predominately the result of higher interest rates in 2006 compared to 2005.

Three Months Ended June 30, 2006 compared to Three Months ended June 30, 2005

Net loss. Net loss for the three months ended June 30, 2006 was approximately $3.1 million, an increase of $1.5 million, or 91% compared to approximately $1.6 million for the three months ended June 30, 2005. The increase is discussed below.

Oil and gas revenues. Oil and natural gas revenues for the three months ended June 30, 2006 were approximately $0.9 million, an increase of approximately $0.3 million, or 64% compared to $0.6 million for the three months ended June 30, 2005. This increase is predominately the result of increased production volume for both oil and natural gas and an increase in average sales price per one thousand cubic feet ("MCFE") for both oil and natural gas. Production volume for oil increased from approximately 10 thousand MCFEs to 16 thousand MCFEs, or 55%. Average sales price for oil increased from approximately $7.53 per MCFE to $10.86 per MCFE, or 44%. Production volume for natural gas increased from approximately 69 thousand MCFEs to 103 thousand MCFEs, or 49%. Average sales price for natural gas increased from approximately $7.01 per MCFE to $7.11 per MCFE, or 1%.

Dry-hole costs. Dry-hole costs for the three months ended June 30, 2006 of approximately $0.7 million were consistent compared to the three months ended June 30, 2005. The consistency is predominately due to timing, drilling schedules and interpretation of logging reports resulting in the determination of one dry-hole in each of the periods presented.

Depletion and amortization. Depletion and amortization for the three months ended June 30, 2006 was approximately $1.1 million, an increase of approximately $0.2 million, or 19% compared to approximately $0.9 million for the three months ended June 30, 2005. This increase is predominately a result of increased production reserve volumes in 2006 compared to 2005.

Impairment of proved properties. For more information regarding the impairment, refer to "Impairment of proved properties" in the Results of Operations for the six months ended June 30, 2006.

Management fees. Management fees for the three months ended June 30, 2006 were nil, a decrease of approximately $0.4 million, or 100% compared to $0.4 million for the three months ended June 30, 2005. This decrease is the result of the Manager's election to waive the management fee in 2005 for the remaining life of the Fund.

Lease operating expenses. Lease operating expenses represent the day to day cost of operating and maintaining wells and related facilities. For the three months ended June 30, 2006 lease operating expenses were approximately $0.1 million and were consistent compared to the three months ended June 30, 2005. The consistency is predominately due to the same number of active wells in 2005 as compared to 2004.

Other general and administrative expenses. Other general and administrative expenses for the three months ended June 30, 2006 were approximately $59 thousand, an increase of approximately $37 thousand, or 165% compared to $22 thousand for the three months ended June 30, 2005. This increase is predominately the result of an increase in accounting fees offset by a decrease in insurance costs.

Other Income. Other income for the three months ended June 30, 2006 was approximately $0.1 million, an increase of approximately $29 thousand, or 37% compared to $78 thousand for the three months ended June 30, 2005. This increase is predominately the result of higher interest rates in 2006 compared to 2005.

Capital Resources and Liquidity

Cash flows provided by operating activities for the six months ended June 30, 2006 were approximately $2.9 million, primarily related to increased revenue for oil and natural gas production, due to increased volume and pricing. Also the Fund experienced a decrease in production receivable.

Cash flows used in operating activities for the six months ended June 30, 2005 were approximately $0.1 million, primarily related to cash expenditures for management fees and lease operating expenses partially offset by production revenue.

Cash flows used in investing activities for the six months ended June 30, 2006 were approximately $0.2 million, primarily related to capital expenditures for oil and gas properties. Investing activities relate to the actual purchase of wells, infrastructure and other capital items unrelated to operating activities occurring after a well has begun producing.

Cash flows used in investing activities for the six months ended June 30, 2005 were approximately $7.6 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in financing activities for the six months ended June 30, 2006 were approximately $1.4 million related to distributions to shareholders and Manager.

Cash flows used in financing activities for the six months ended June 30, 2005 were approximately $0.2 million related to distributions to shareholders and the Manager.

We expect to meet our cash commitments for the next twelve months from our cash and investments on hand.

Estimated Capital Expenditures

The Fund has entered into multiple operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. For projects committed as of June 30, 2006, such estimated capital expenditures to be spent total approximately $5.0 million, all of which is expected to be paid out of the unspent capital contribution within the following 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:

Estimated Capital Expenditures
As of June 30, 2006
In thousands

                                                     Spent Through
                                  Total Project         June 30,          To be Spent Next
                                     Costs               2006                12 Months
                                     -----               ----                ---------
Projects
        Mobile 946 (i)            $         836      $           -       $            836
        East Cameron 299(ii)             19,441             18,691                    750
        Unallocated                       3,370                  -                  3,370
                                  -------------      -------------       ----------------
                                  $      23,647      $      18,691       $          4,956
                                  =============      =============       ================

     (i)  Mobile 946 was determined to be a dry-hole in July 2006.
     (ii) East Cameron 299 unspent capital expenditures related to the C-11 workover.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and natural gas prices. The Fund has no market risk sensitive instruments held for trading purposes. Information about market risks for the six months ended June 30, 2006, does not differ materially from that discussed does not differ materially from that discussed in Form 10-K/A.

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

The Fund, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006 ("Evaluation Date"). Based on our initial evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

(b) Changes in Internal Control over Financial Reporting

In the course of our initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that initial evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 21, 2007                      RIDGEWOOD ENERGY K FUND, LLC

                                   By:    /s/  ROBERT E. SWANSON
                                        Name:  Robert E. Swanson
                                       Title:  President and Chief Executive
                                               Officer
                                               (Principal Executive Officer)

Dated:  February 21, 2007
                                   By:    /s/  KATHLEEN P. MCSHERRY
                                        Name:  Kathleen P. McSherry
                                       Title:  Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

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