Form 10-Q
period 2006-09-30
RIDGEWOOD ENERGY K FUND LLC
filed 2007-02-23
CIK 1285480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2006
                                       or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ___________________to__________________


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

As of February 23, 2007 there were 480.7046 shares of membership interest of the registrant outstanding.

                                Table of Contents

Part I - FINANCIAL INFORMATION                                                                                Page
     Item 1.  Financial Statements (Unaudited):
      Condensed Balance Sheets as of September 30, 2006 and December 31, 2005                                    3
      Condensed Statements of Operations for the three months ended September 30, 2006 and 2005,                 4
         and for the nine months ended September 30, 2006 and 2005
      Condensed Statements of Cash Flows for the nine months ended September 30, 2006 and 2005                   5
      Notes to Unaudited Condensed Financial Statements                                                          6
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             14
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                        21
     Item 4.  Controls and Procedures                                                                           21

Part II - OTHER INFORMATION

     Item 1.  Legal Preceedings                                                                                 24
     Item 6.  Exhibits                                                                                          25

     SIGNATURES                                                                                                 26


Part I - Financial Information
Item 1.  Financial Statements

                          RIDGEWOOD ENERGY K FUND, LLC
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                      September 30, 2006         December 31, 2005
                                                                                      ------------------         -----------------
                            ASSETS
Current assets:
    Cash and cash equivalents                                                                $  8,328,106              $  7,846,290
    Production receivable                                                                         458,305                 1,439,190
    Prepaid expenses                                                                                    -                    22,170
                                                                                             ------------              ------------
      Total current assets                                                                      8,786,411                 9,307,650
                                                                                             ------------              ------------
Salvage fund                                                                                    1,068,004                 1,033,879
                                                                                             ------------              ------------
Oil and gas properties
    Proved properties                                                                          24,142,291                26,296,653
    Less:  accumulated depletion and amortization -
         proved properties                                                                     (7,222,094)               (4,132,572)
                                                                                             ------------              ------------
      Total oil and gas properties, net                                                        16,920,197                22,164,081
                                                                                             ------------              ------------
      Total assets                                                                           $ 26,774,612              $ 32,505,610
                                                                                             ============              ============
               LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
    Due to affiliate (Note 6)                                                                $    224,462              $          -
    Due to operators                                                                               96,822                   216,985
    Accrued expenses payable                                                                       79,500                    43,438
                                                                                             ------------              ------------
      Total current liabilities                                                                   400,784                   260,423
                                                                                             ------------              ------------
Non-current liabilities:
    Asset retirement obligations                                                                   76,948                    74,435
                                                                                             ------------              ------------
      Total non-current liabilities                                                                76,948                    74,435
                                                                                             ------------              ------------
      Total liabilities                                                                           477,732                   334,858
                                                                                             ------------              ------------
Commitment and contingencies (Note 8)

Members' capital:
    Manager:
      Distributions                                                                              (290,189)                 (214,461)
      Accumulated earnings (deficit)                                                              125,549                  (154,173)
                                                                                             ------------              ------------
      Manager's total                                                                            (164,640)                 (368,634)
                                                                                             ------------              ------------
    Shareholders:
      Capital contributions (534 shares authorized;
         480.7046 issued and outstanding)                                                      70,859,719                70,859,719
      Syndication costs                                                                        (7,775,398)               (7,775,398)
      Distributions                                                                            (3,445,632)               (1,215,272)
      Accumulated deficit                                                                     (33,177,169)              (29,329,663)
                                                                                             ------------              ------------
      Shareholders' total                                                                      26,461,520                32,539,386
                                                                                             ------------              ------------
      Total members' capital                                                                   26,296,880                32,170,752
                                                                                             ------------              ------------
      Total liabilities and members' capital                                                 $ 26,774,612              $ 32,505,610
                                                                                             ============              ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

                          RIDGEWOOD ENERGY K FUND, LLC
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three months ended                  Nine months ended
                                                                         September 30,                       September 30,
                                                                     2006             2005              2006              2005
                                                                     ----             ----              ----              ----
Revenue
   Oil and gas revenues                                        $   707,691        $ 1,001,926        $ 2,743,734        $ 1,991,859
                                                               -----------        -----------        -----------        -----------
Expenses
   Dry-hole costs                                                  112,732             98,970            872,475          3,242,253
   Depletion and amortization                                      746,750          1,192,973          3,089,522          2,798,303
   Impairment of proved properties                                       -                  -          2,154,362                  -
   Management fees to affiliate (Note 6)                                 -            442,875                  -          1,328,625
   Lease operating expenses                                        148,140             48,737            349,583            217,441
   Accretion expense                                                   837                393              2,513              1,055
   Other general and administrative expenses                        38,331            113,458            142,474            156,938
                                                               -----------        -----------        -----------        -----------
       Total expenses                                            1,046,790          1,897,406          6,610,929          7,744,615
                                                               -----------        -----------        -----------        -----------
       Loss from operations                                       (339,099)          (895,480)        (3,867,195)        (5,752,756)
Other income
   Interest income                                                 113,479             74,072            299,411            214,540
                                                               -----------        -----------        -----------        -----------
       Total Interest Income                                       113,479             74,072            299,411            214,540
       Net loss                                                $  (225,620)       $  (821,408)       $(3,567,784)       $(5,538,216)
                                                               ===========        ===========        ===========        ===========
       Manager - Net income (loss)                             $    70,796        $    47,345        $   279,722        $   (14,943)
       Shareholders - Net loss                                 $  (296,416)       $  (868,753)       $(3,847,506)       $(5,523,273)
       Net loss per share                                      $      (617)       $    (1,807)       $    (8,004)       $   (11,490)

The accompanying notes are an integral part of these unaudited condensed financial statements.

                          RIDGEWOOD ENERGY K FUND, LLC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Nine months ended September 30,
                                                                                                   2006                  2005
                                                                                                   ----                  ----
Cash flows from operating activities
     Net loss                                                                                   $ (3,567,784)          $ (5,538,216)
     Adjustments to reconcile net loss to net cash provided by
       operating activities
       Impairment of proved properties                                                             2,154,362                      -
       Depletion and amortization                                                                  3,089,522              2,798,303
       Dry-hole costs                                                                                872,475              3,242,253
       Accretion expense                                                                               2,513                  1,055
       Changes in assets and liabilities
          Decrease (increase) in production receivable                                               980,885               (688,994)
          Decrease (increase) in prepaid expenses                                                     22,170                   (589)
          Increase in due to affiliate                                                                 7,477                      -
          Increase in due to operators                                                                96,822                214,688
          Increase in accrued expenses payable                                                        36,062                 63,404
                                                                                                ------------           ------------
          Net cash provided by operating activities                                                3,694,504                 91,904
                                                                                                ------------           ------------
Cash flows from investing activities
     Capital expenditures for oil and gas properties                                                (872,475)            (9,341,956)
     Interest income reinvested - salvage fund                                                       (34,125)               (20,776)
                                                                                                ------------           ------------
          Net cash used in investing activities                                                     (906,600)            (9,362,732)
                                                                                                ------------           ------------
Cash flows from financing activities
     Distributions                                                                                (2,306,088)              (555,550)
                                                                                                ------------           ------------
          Net cash used in financing activities                                                   (2,306,088)              (555,550)
                                                                                                ------------           ------------
          Net  increase (decrease) in cash and cash equivalents                                      481,816             (9,826,378)
          Cash and cash equivalents, beginning of period                                           7,846,290             17,856,965
                                                                                                ------------           ------------
          Cash and cash equivalents, end of period                                              $  8,328,106           $  8,030,587
                                                                                                ============           ============
Supplemental schedule of non-cash operating activities:
          Advances used for capital expenditures in oil and
              gas properties reclassified to proved properties                                  $         -           $  9,201,357
                                                                                                ------------           ------------
          Reclassification of due to operators to due to affiliate                              $    216,985           $         -
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

As of September 30, 2006 and December 31, 2005, approximately $0.2 million was recorded in due to affiliates/due to operators, respectively, related to the acquisition of oil and gas property. In 2006, the December 31, 2005 due to operators balance was paid by the Manger. As such this balance is currently reflected in due to affiliates.

     Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e., production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded. The Fund earned revenue approximating $0.7 million and $2.7 million for the three and nine months ended September 30, 2006, compared to approximately $1.0 million and $2.0 million for the three and nine months ended September 30, 2005, respectively.

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners. For volumes oversold by the Fund, a payable to other working interest owners will be recorded. As of September 30, 2006 and December 31, 2005, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

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


                                               For the nine
                                               months ended
                                             September 30, 2006
                                             ------------------
         Balance - Beginning of period       $          74,435

         Liabilities incurred                           18,762
         Liabilities settled                           (18,762)
         Accretion expense                               2,513
                                             -----------------
         Balance - End of period             $          76,948
                                             =================

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

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SASF No. 144"), long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three and nine months ended of September 30, 2006, the Fund recorded an impairment of proved properties of nil and approximately $2.2 million, respectively. For the three and nine months ended of September 30, 2005, no impairments were recorded. The impairment recorded in 2006 related to the Fund's investments in East Cameron 299 field inclusive of East Cameron 299 C-10, C-11 and West Cameron 556.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of September 30, 2006, and December 31, 2005, the Fund had accumulated depletion and amortization of approximately $7.2 million and $4.1 million, respectively.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of September 30, 2006 and December 31, 2005, bank balances exceeded federally insured limits by approximately $8.1 million and $7.6 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value. Interest income is accrued as earned. Held to maturity investments of approximately $1.0 million, included in the salvage fund as of September 30, 2006 will mature in February 2007.

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

The Fund adopted FSP 19-1 during the second quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs were approximately $0.1 million and $0.9 million for the three and nine months ended September 30, 2006, compared to approximately $0.1 million and $3.2 million for the three and nine months ended September 30, 2005, respectively. As of September 30, 2006 and December 31, 2005, the Fund had no capitalized exploratory well costs greater than one year.

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

The shareholders received distributions of approximately $2.2 million for the nine months ended September 30, 2006 compared to approximately $0.5 million for the nine months ended September 30, 2005.

The Manager received distributions of approximately $76 thousand for the nine months ended September 30, 2006 compared to approximately $0.1 million for the nine months ended September 30, 2005.

6.   Related Parties

The Fund's LLC agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Beginning on October 1, 2005 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee. For the three and nine months ended September 30, 2005, management fees were approximately $0.4 million and $1.3 million, respectively. In 2006, there were no management fees.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of September 30, 2006, approximately $0.2 million was due to Manager relating to capital expenditures paid by Manager on the Fund's behalf. No amount was outstanding as of December 31, 2005.

None of the compensation to be received by the Manager has been derived as a result of arm's length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.   Fair Value of Financial Instruments

As of September 30, 2006 and December 31, 2005, the carrying value of cash and cash equivalents, and salvage fund, approximate fair value. Cash and cash equivalents principally consist of money market funds.

8.   Commitment and Contingencies

     Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2006 and December 31, 2005, there were no known environmental contingencies that required the Fund to record a liability.

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

In October 2006, the Fund acquired a working interest in the following wells operated by LLOG Exploration Company:

                                          Working      Drilling
                              Offshore   Interest %      Date
        ---------------------------------------------------------
        Galveston A248           TX        3.75%       Q2 2007
        Ship Shoal 81            LA        3.75%       Q3 2007
        South Marsh Island 111   LA        3.75%       Q1 2007
        Vermillion 344           LA        3.75%       Successful-February, 2007
        West Delta 67            LA        3.75%       Q2 2007
        West Delta 68            LA        3.75%       Q2 2007

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

Results of Operations

Nine Months Ended September 30, 2006 compared to Nine Months ended September 30, 2005

Net loss. Net loss for the nine months ended September 30, 2006 was approximately $3.6 million, a decrease of $1.9 million, or 36% compared to approximately $5.5 million for the nine months ended September 30, 2005. The decrease is discussed below.

Oil and gas revenues. Oil and natural gas revenues for the nine months ended September 30, 2006 were approximately $2.7 million, an increase of approximately $0.7 million, or 38% compared to $2.0 million for the nine months ended September 30, 2005. This increase is predominately the result of increased production volume for both oil and natural gas, an increase in average sales price per one thousand cubic feet ("MCFE") for oil offset by a decrease in average sales price per MCFE for natural gas. Production volume for oil increased from approximately 29 MCFEs to 36 MCFEs, or 24%. Average sales price for oil increased from approximately $8.16 per MCFE to $11.08 per MCFE, or 36%. Production volume for natural gas increased from approximately 197 thousand MCFEs to 304 thousand MCFEs, or 54%. Average sales price for natural gas decreased from approximately $8.89 per MCFE to $7.71 per MCFE, or 13%.

Dry-hole costs. Dry-hole costs for the nine months ended September 30, 2006 were approximately $0.9 million, a decrease of approximately $2.3 million, or 73% compared to $3.2 million for the nine months ended September 30, 2005. This decrease is predominately the result of the Fund having one project determined to be dry in 2006 compared to two dry-hole projects in 2005.

Depletion and amortization. Depletion and amortization for the nine months ended September 30, 2006 was approximately $3.1 million, an increase of approximately $0.3 million, or 10% compared to approximately $2.8 million for the nine months ended September 30, 2005. This is a result of a increase in production reserve volumes in 2006 as compared to 2005.

Impairment of proved properties. Impairment of proved properties for the nine months ended September 30, 2006 was approximately $2.2 million. The impairment related to our C10, C11, and WC 556 wells. Natural gas and oil reserve quantities used to calculated impairment represent estimates only and are estimated by a third party petroleum engineer specialist. Under successful efforts accounting, we use reserve estimates to calculate cash flows as well as our depletion rate. We estimate our proved reserves and future net cash flows using sales prices estimated to be in effect as of the date the reserve is estimated. Oil and gas prices, which have fluctuated widely in recent years, affect our future revenues. Any estimates of natural gas and oil reserves and their values are inherently uncertain, including many factors beyond our control. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The reserve estimates are based upon the quality of available data and engineering and geological interpretation and judgment. Revisions to estimated reserves may result from actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors. Revisions to estimated reserves could have a material affect on balances recorded as proved properties. In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Long-Lived Assets, ("SFAS 144"), the Fund recorded an impairment loss of $2.2 million based upon the reserve estimates of a third party petroleum engineer specialist. The estimates provided by the specialist have been reviewed by the Fund's manager and internal engineering department. Those reserve estimates were based on historical data and production as of December 31, 2005.

Management fees. Management fees for the nine months ended September 30, 2006 were nil, a decrease of approximately $1.3 million, or 100% compared to $1.3 million for the nine months ended September 30, 2005. This decrease is the result of the Manager's election to waive the management fee in 2005 for the remaining life of the Fund.

Lease operating expenses. Lease operating expenses represent the day to day cost of operating and maintaining wells and related facilities. For the nine months ended September 30, 2006 lease operating expenses were approximately $0.3 million, an increase of approximately $0.1 million, or 61% compared to $0.2 million for the nine months ended September 30, 2005. This increase is predominately the result of increased production activity in 2006 compared to 2005.

Other general and administrative expenses. Other general and administrative expenses for the nine months ended September 30, 2006 were approximately $142 thousand, a decrease of approximately $15 thousand, or 9% compared to $157 thousand for the nine months ended September 30, 2005. This decrease is predominately the result of a decrease in insurance costs offset by an increase in accounting fees.

Other Income. Other income for the nine months ended September 30, 2006 was approximately $0.3 million, an increase of approximately $0.1 million, or 40% compared to $0.2 million for the nine months ended September 30, 2005. This increase is predominately the result of higher interest rates in 2006 compared to 2005.

Three Months Ended September 30, 2006 compared to Three Months ended September 30, 2005

Net loss. Net loss for the three months ended September 30, 2006 was approximately $0.2 million, a decrease of approximately $0.6 million or 73% compared to approximately $0.8 million for the three months ended September 30, 2005. The decrease is discussed below.

Oil and gas revenues. Oil and natural gas revenues for the three months ended September 30, 2006 were approximately $0.7 million, a decrease of approximately $0.3 million, or 29% compared to $1.0 million for the three months ended September 30, 2005. This decrease is predominately the result of decreased production volume for oil and a decrease in sales price per one thousand cubic feet ("MCFE") for natural gas offset by increased production volume for natural gas and an increase in sales price per one thousand cubic feet ("MCFE") for oil. Production volume for oil decreased from approximately 14 thousand MCFEs to 10 thousand MCFEs, or 29%. Average sales price for oil increased from approximately $8.59 per MCFE to $11.25 per MCFE, or 31%. Production volume for natural gas increased from approximately 75 thousand MCFEs to 92 thousand MCFEs, or 23%. Average sales price for natural gas decreased from approximately $11.77 per MCFE to $6.84 per MCFE, or 42%.

Dry-hole costs. Dry-hole costs for the three months ended September 30, 2006 and 2005 of approximately $0.1 million represents additional costs related to each of the dry-hole projects incurred in the third quarter of 2006 and 2005, respectively.

Depletion and amortization. Depletion and amortization for the three months ended September 30, 2006 was approximately $0.7 million a decrease of approximately $0.5 million, or 37%, compared to $1.2 million for the three months ended September 30, 2005. This is a result of a decrease in production reserve volumes in 2006 as compared to 2005.

Management fees. Management fees for the three months ended September 30, 2006 were nil, a decrease of approximately $0.4 million, or 100% compared to $0.4 million for the three months ended September 30, 2005. This decrease is the result of the manager electing to waive its management fee effective October 1, 2005 for the remaining life of the Fund.

Lease operating expenses. Lease operating expenses represent the day to day cost of operating and maintaining wells and related facilities. For the three months ended September 30, 2006 lease operating expenses were approximately $148 thousand, an increase of approximately $99 thousand, or 204% compared to $49 thousand for the three months ended September 30, 2005. This increase is predominately the result of production in 2006 compared to 2005.

Other general and administrative expenses. Other general and administrative expenses for the three months ended September 30, 2006 were approximately $38 thousand, a decrease of approximately $75 thousand, or 66% compared to $0.1 million for the three months ended September 30, 2005. This decrease is predominately the result of a decrease in insurance costs offset by an increase in accounting fees.

Other Income. Other income for the three months ended September 30, 2006 was approximately $0.1 million, an increase of approximately $39 thousand, or 53% compared to $74 thousand for the three months ended September 30, 2005. This increase is predominately the result of higher interest rates in 2006 compared to 2005.

Capital Resources and Liquidity

Cash flows provided by operating activities for the nine months ended September 30, 2006 were approximately $3.7 million, primarily related to increased revenue for oil and natural gas production, due to increased volume and pricing. Also the Fund experienced a decrease in production receivable.

Cash flows provided by operating activities for the nine months ended September 30, 2005 were approximately $0.1 million, primarily related to production revenue partially offset by cash expenditures for management fees and lease operating costs.

Cash flows used in investing activities for the nine months ended September 30, 2006 were approximately $0.9 million, primarily related to capital expenditures for oil and gas properties. Investing activities relate to the actual purchase of wells, infrastructure and other capital items unrelated to operating activities occurring after a well has begun producing.

Cash flows used in investing activities for the nine months ended September 30, 2005 were approximately $9.4 million, primarily related to capital expenditures.

Cash flows used in financing activities for the nine months ended September 30, 2006 were approximately $2.3 million related to distributions to shareholders and Managers.

Cash flows used in financing activities for the nine months ended September 30, 2005 were approximately $0.6 million related to distributions to shareholders and Managers.

We expect to meet our cash commitments for the next twelve months from our cash and investments on hand.

Estimated Capital Expenditures

The Fund has entered into multiple operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. For projects committed as of

September 30, 2006, such estimated capital expenditures to be spent total approximately $5.0 million, all of which is expected to be paid out of the unspent capital contribution within the following 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:

   Estimated Capital Expenditures
   As of September 30, 2006
   In thousands


                                                 Spent Through
                             Total Project        September 30,        To be Spent
   Projects                      Costs                2006           Next 12 Months
                                 -----                ----           --------------
   Mobile 946 (i)          $           836       $            -      $          836
   East Cameron 299(ii)             19,441               18,691                 750
   Unallocated                       3,370                    -               3,370
                           ---------------       --------------      --------------
                           $        23,647       $       18,691      $        4,956
                           ===============       ==============      ==============

     (i)  Mobile 946 was determined to be a dry-hole in July 2006.
     (ii) East Cameron 299 unspent capital expenditures related to C-11 workover.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and natural gas prices. The Fund has no market risk sensitive instruments held for trading purposes. Information about market risks for the nine months ended September 30, 2006, does not differ materially from that does not differ materially from that discussed in Form 10-K/A.


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

The Fund, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006 ("Evaluation Date"). Based on our initial evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

(b)  Changes in Internal Control over Financial Reporting

In the course of our initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that initial evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

On August 16, 2006, the Manager of the Fund filed a lawsuit against the former independent registered public accounting firm for the Fund, Perelson Weiner ("PW"), in New Jersey Superior Court, captioned Ridgewood Energy Corporation v. Perelson Weiner, LLP, Docket No. L-6092-06. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund by PW. Thereafter, PW filed a counterclaim against the Manager on October 20, 2006, alleging breach of contract due to unpaid invoices in the amount of $326,554. Discovery is ongoing and no trial date has been set.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   February 23, 2007                        RIDGEWOOD ENERGY K FUND, LLC

                                       By:   /s/  ROBERT E. SWANSON
                                           Name:  Robert E. Swanson
                                          Title:  President and Chief Executive
                                                  Officer (Principal Executive
                                                  Officer)

Dated:   February 23, 2007
                                       By:   /s/  KATHLEEN P. MCSHERRY
                                           Name:  Kathleen P. McSherry
                                          Title:  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

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