Form 10-Q
period 2007-03-31
RIDGEWOOD ENERGY K FUND LLC
filed 2007-05-09
CIK 1285480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File Number 000-51266

RIDGEWOOD ENERGY K FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0580588 (I.R.S. Employer Identification No.)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one) :
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 9, 2007 there were 480.7046 shares of membership interest of the registrant outstanding.

RIDGEWOOD ENERGY K FUND, LLC
CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except number of shares)
	March 31, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$7,614	$8,469
Production receivable	204	188
Other current assets	20	-
Total current assets	7,838	8,657
Salvage fund	1,090	1,081
Oil and gas properties
Proved properties	17,662	17,662
Unproved properties	695	74
Less: accumulated depletion and amortization-proved properties	(8,461)	(8,018)
Total oil and gas properties, net	9,896	9,718
Total assets	$18,824	$19,456

Liabilities and Members' Capital
Current Liabilities:
Due to operators	$231	$93
Due to affiliate (Note 5)	20	228
Accrued expenses payable	103	149
Total current liabilities	354	470
Non-current liabilities
Asset retirement obligations	79	78
Total non-current liabilities	79	78
Total liabilities	433	548
Commitments and contingencies (Note 7)
Members' capital:
Manager:
Distributions	(290)	(290)
Retained Earnings	169	118
Manager's total	(121)	(172)
Shareholders:
Capital contributions (534 shares authorized; 480.7046 issued and outstanding)	70,860	70,860
Distributions	(4,597)	(4,056)
Syndication costs	(7,775)	(7,775)
Accumulated deficit	(39,976)	(39,949)
Shareholders' total	18,512	19,080
Total members' capital	18,391	18,908
Total liabilities and members' capital	$18,824	$19,456

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the three months ended March 31,
	2007	2006
Revenue
Oil and gas revenue	$565	$1,105
Expenses
Dry-hole costs	2	42
Depletion and amortization	443	1,222
Lease operating expenses	99	84
Other operating expenses	2	1
General and administrative expenses	102	45
Total expenses	648	1,394

Loss from operations	(83)	(289)
Other income
Interest income	107	80
Net income (loss)	$24	$(209)

Manager Interest
Net income	$51	$135

Shareholder Interest
Net loss	$(27)	$(344)
Net loss per share	$(57)	$(715)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the three months ended March 31,
	2007	2006
Cash flows from operating activities
Net income (loss)	$24	$(209)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Dry-hole costs	2	42
Depletion and amortization	443	1,222
Accretion expense	1	1
(Increase) decrease in production receivable	(16)	750
(Increase) decrease in other current assets	(20)	10
Increase in due to operators	19	84
(Decrease) increase in accrued expenses payable	(46)	67
Increase in due to affiliate	20	7
Net cash provided by operating activities	427	1,974
Cash flows from investing activities
Capital expenditures for oil and gas properties	(732)	(43)
Interest income reinvested - salvage fund	(9)	(5)
Net cash used in investing activities	(741)	(48)
Cash flows from financing activities
Distributions paid	(541)	(844)
Net cash used in financing activities	(541)	(844)
Net (decrease) increase in cash and cash equivalents	(855)	1,082
Cash and cash equivalents, beginning of period	8,469	7,846
Cash and cash equivalents, end of period	$7,614	$8,928
Supplemental schedule of non-cash operating activities
Reclassification of due to operators to due to affiliate	$-	$217

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

The Ridgewood Energy K Fund, LLC ( the “Fund”), a Delaware limited liability company, was formed on March 1, 2004 and operates pursuant to a limited liability company agreement (“Agreement”) dated as of April 5, 2004 by and among Ridgewood Energy Corporation (the “Manager”) and the shareholders of the Fund. Although the date of formation is March 1, 2004, the Fund did not begin operations until April 22, 2004 when it began its private offering of shares.

The Fund was organized to acquire, drill, construct and develop oil and natural gas properties located in the United States offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico. The Fund has devoted most of its efforts to raising capital and oil and natural gas exploration activities.

The Manager performs (or arranges for the performance of) the management, administrative and advisory services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required (Notes 2, 5 and 7).

2.	Summary of Significant Accounting Policies

Basis of presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2006 included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

 Advances to Operators for Working Interests and Expenditures

The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s right, title and interest. The Fund is required to advance its share of estimated cash outlay for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures. As drilling costs are incurred, the advances are transferred to unproved properties.

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

Upon the sale or retirement of a proved property (i.e. a producing well), the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized. On the sale or retirement of an unproved property, gain or loss on the sale is recognized. Currently it is not the Manager’s intention to sell any of the Fund’s property interests.

Capitalized acquisition costs of producing oil and natural gas properties after recognizing estimated salvage values are depleted by the unit-of-production method.

At December 31, 2006, approximately $0.1 million and $0.2 million was recorded in due to operators and due to affiliate, respectively, related to the acquisition of oil and gas property and/or drilling costs; these balances were paid during the first quarter of 2007. At March 31, 2007, approximately $0.2 million was recorded in due to operators related to drilling costs.

Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded. The Fund earned revenue of approximately $0.6 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively.

The volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners. For volumes oversold by the Fund, a payable to other working interest owners will be recorded. As of March 31, 2007 and December 31, 2006, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

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

($ in Thousands)
Asset Retirement Obligations:	March 31, 2007	December 31, 2006
Balance - Beginning of period	$78	$74
Liabilities incurred	-	20
Liabilities settled	-	(19)
Accretion expense	1	3
Balance - End of period	$79	$78

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.  For the three months ended March 31, 2007 and 2006, no impairments were recorded.

Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. At March 31, 2007, and December 31, 2006, the Fund had accumulated depletion and amortization of approximately $8.5 million and $8.0 million, respectively.

Income Taxes

No provision is made for income taxes in the financial statements. Because the Fund is a limited liability company (“LLC”), the income or losses are passed through and included in the tax returns of the individual shareholders.

Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. At March 31, 2007 and December 31, 2006, bank balances exceeded federally insured limits by approximately $8.5 million and $8.3 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

Salvage Fund

The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations.

Interest earned on the account will become part of the salvage fund, there are no legal restrictions on the withdrawal from the salvage fund.

At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value. Interest income is accrued as earned. There were no held to maturity investments at March 31, 2007. Held to maturity investments of approximately $1.1 million included in the salvage fund as of December 31, 2006 matured in February 2007.

Income and Expense Allocation

Profits and losses are to be allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for items of expense, loss, deduction and credit that are attributable to the expenditure of shareholders’ capital contributions, which are allocated 99% to shareholders and 1% to the Manager.

3.	Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs, detailed in the table below, were approximately $2 thousand and $42 thousand for the three months ended March 31, 2007 and 2006, respectively.

($ in thousands)	For the three months ended March 31,
Dry-hole Costs:	2007	2006
Mobile 946	$2	$-
High Island 53	-	35
West Cameron 103	-	7
Galveston 246	-	1
Total Dry-hole Costs	$2	$42

The following table reflects the net changes in unproved properties at March 31, 2007 and December 31, 2006. At March 31, 2007, the Fund had no capitalized exploratory well costs greater than one year.

($ in thousands)	For the three months ended March 31,	For the year ended December 31,
Exploratory Drilling Costs:	2007	2006
Balance - Beginning of the period	$74	$-
Additions to capitalized exploratory well costs pending the determination of proved reserves	621	74
Balance - End of the period	$695	$74

4.	Distribution

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether Available Cash from Operations, as defined in the Fund's Operating Agreement, is to be distributed. Prior to March 1, 2006, such distribution would be allocated 85% to the shareholders and 15% to the Manager, as defined in the Fund's Operating Agreement. Effective March 1, 2006 the Manager elected to reduce its distribution of Available Cash from Operations to 1%. Subsequently, effective April 1, 2006, the Manager elected to permanently waive its distribution of Available Cash from Operations for the remaining life of the Fund.

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

The shareholders received distributions of approximately $0.5 million and approximately $0.8 million for the three months ended March 31, 2007 and 2006, respectively.

The Manager received distributions of nil and approximately $0.1 million for the three months ended March 31, 2007 and 2006, respectively.

5.	Related Parties

A management agreement provides that the Manager render management, administrative and advisory services. For such services, prior to October 1, 2005, the Manager received an annual management fee, payable monthly, of 2.5% of total capital contributions. Beginning on October 1, 2005 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At March 31, 2007, approximately $20 thousand was due to affiliates. At December 31, 2006 approximately $0.2 million was due to the Manager relating to capital expenditures paid by the Manager on behalf of the Fund and was paid by the Fund during the first quarter of 2007.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

6.	Fair Value of Financial Instruments

At March 31, 2007 and December 31, 2006, the carrying value of cash and cash equivalents and salvage fund approximate fair value.

7.	Commitments and Contingencies

Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At March 31, 2007 and December 31, 2006, there were no known environmental contingencies that required the Fund to record a liability.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will likely result," "future" and similar terms and expressions or variations thereof. The forward-looking statements in this Form 10-Q reflect the current views of management of the Fund with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and natural gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund’s 2006 10-K filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. You are urged to carefully consider all such factors.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and operating results is based on our financial statements. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Form 10-Q for a presentation of the Fund’s significant accounting principles. No changes have been made to our critical accounting policies and estimates since the filing of the 2006 Form 10-K.

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

Business Update

As of March 31, 2007 the Fund has participated in the drilling of eleven wells, of which two wells are currently producing and two wells were determined to have natural gas and oil reserves in commercial quantities such that these properties are in the process of being completed to facilitate production. Six of the Fund’s wells were deemed dry-holes and plugged and abandoned in prior years. The Fund has working interests in three new projects expected to be drilled over the next six months and is planning for a workover of a currently shut-in well.

Recent Developments

In October 2006, the Fund acquired a working interest in six exploratory wells to be drilled by LLOG Exploration Offshore Inc. (“LLOG”) off the coast of Louisiana. Each of the projects is viewed as lower risk projects as they are being drilled in relatively shallow depths ranging from 10,000 to 13,000 feet and the projects reveal three dimensional seismic data indicative of producing fields in close proximity to the drilling sites. Since the projects are not very deep, they can be drilled and completed quickly. Construction of minimal facilities in order to tie the well to nearby production platforms also facilitates turning the project to production quickly. During the first quarter of 2007, two of the projects operated by LLOG were determined to have successful discoveries. Of the remaining four projects, the Fund has decided not to participate in the Galveston 248 project with LLOG due to economics. The Fund plans to participate in the remaining three LLOG projects with drilling expected within the next six months. Below is a summary of the wells operated by LLOG:

Well Name	Operator	Offshore	Working Interest %	Drilling Risk (in thousands)	Status
Ship Shoal 81	LLOG	LA	3.75%	$240	3rd quarter 2007 drilling date
South Marsh Island 111	LLOG	LA	3.75%	$240	Currently drilling in 2nd quarter 2007
Vermilion 344	LLOG	LA	3.75%	$240	Successful - completion expected in 4th quarter 2007
West Delta 67	LLOG	LA	3.75%	$310	3rd quarter 2007 drilling date
West Delta 68	LLOG	LA	3.75%	$325	Successful - completion expected in 4th quarter 2007

In 2005, the Fund acquired from Millenium Offshore Group (“MOGI”) a 10% working interest in the East Cameron 299 field of which the C-10 well was already proven and the C-11 well was drilling and the C-12 well was to be drilled (but was ultimately dry) for $15 million. At the same time the Fund also acquired from MOGI a 20% working interest in West Cameron 556. During 2005 MOGI sold its interests in the EC299 and WC556 properties and the wells are now operated by ATP. The EC299 C-10 is currently producing at an average gross production per day of 8.7 million cubic feet equivalent (“MMCFE”), which is a significant decrease from the initial production rates of 12.5 MMCFE per day. The EC299 C-11 well is currently shut-in with plans for a workover. The workover has been delayed due the high cost and constrained supply of drilling rigs post-Hurricane Katrina. Management expects the workover to begin within the next twelve months. WC556 production has declined significantly over the past twelve months to approximately 0.2 MMCFE average gross production per day. The West Cameron 556 deeper reservoir is almost depleted and the well will be recompleted into the shallower reservoir later this year. To date, the Fund has recorded impairments of approximately $12.7 million related to the East Cameron 299 C-10, East Cameron 299 C-11, and West Cameron 556 wells. The Fund recorded no impairments during the three months ended March 31, 2007.

Results of Operations

The following review of operations for the three months ended March 31, 2007 and 2006 should be read in conjunction with the Fund’s financial statements and the notes thereto. The following table summarizes the Fund’s results of operations (in thousands, except per share data):

	For the three months ended March 31,
	2007	2006
Revenues
Oil and gas revenues	$565	$1,105
Expenses
Dry-hole costs	2	42
Depletion and amortization	443	1,222
Lease operating expenses	99	84
Other operating expenses	2	1
Other general and administrative expenses	102	45
Total expenses	648	1,394

Loss from operations	(83)	(289)
Other income
Interest income	107	80
Net income (loss)	$24	$(209)

Operating Revenues. Oil and gas revenues for the three months ended March 31, 2007 and 2006 were approximately $0.6 million and $1.1 million, respectively. The decrease in revenues is a combination of decreased production volumes for both producing properties and declining oil and natural gas prices.

Natural gas production decreased from approximately 122 thousand million cubic feet (“mcf”) in 2006 to approximately 63 thousand mcf in 2007. The decrease is primarily caused by the WC556 production which decreased significantly during the first quarter of 2007 as the deeper reservoir was almost fully depleted. Once the deeper reservoir has been fully depleted the well will be re-completed into the shallower reservoir. Natural gas prices declined during the first quarter of 2007 as compared to the first quarter of 2006, from approximately $8.11 to $7.81. Prices remained high during the first quarter of 2006 from the record high prices of late 2005, brought about by Hurricane Katrina and constrained supplies.

Oil prices during the first quarter of 2007 averaged approximately $58 as compared to $60 for the first quarter of 2006. Oil production decreased from approximately 1,900 barrels in 2006 to 1,100 barrels in 2007.

Operating and Other Expenses

Dry-hole costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs for the three months ended March 31, 2007 and 2006.

($ in thousands)	For the three months ended March 31,
Dry-hole Costs:	2007	2006
Mobile 946	$2	$-
High Island 53	-	34
West Cameron 103	-	7
Galveston 246	-	1
Total Dry-hole Costs	$2	$42

Depletion and amortization. Depletion and amortization for the three months ended March 31, 2007 and 2006 were approximately $0.4 million and $1.2 million respectively. This decrease is the result of decreased production volumes in 2007 compared to 2006 and a lower depreciable base due to impairments of proved properties recorded during 2006.

Lease operating expenses. Lease operating expenses represent the day to day cost of operating and maintaining wells and related facilities. For both the three months ended March 31, 2007 and 2006 lease operating expenses were approximately $0.1 million.

General and Administrative Expenses. Accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Insurance expense represents premiums related to well control insurance and production insurance.

The following table summarizes general and administrative expenses for the three months ended March 31, 2007 and 2006.

($ in thousands)	For the three months ended March 31,
Other general and administrative expenses:	2007	2006
Accounting and legal fees	51	35
Insurance	30	10
Other general and administrative expenses	21	-
Other general and administrative expenses	$102	$45

Interest Income. Interest income for the three months ended March 31, 2007 and 2006 was approximately $107 thousand and $80 thousand. This increase is predominately the result of higher interest rates in 2007 compared to 2006.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2007 were approximately $0.4 million, primarily related to production revenue and interest income, offset by lease operating expenses and general and administrative expenses.

Cash flows provided by operating activities for the three months ended March 31, 2006 were approximately $2.0 million, primarily related to production revenue and interest income partially offset by lease operating expenses and general and administrative expenses.

Investing Cash Flows

Cash flows used in investing activities for the three months ended March 31, 2007 were approximately $0.7 million, related to capital expenditures for oil and gas properties and interest income reinvested for the salvage fund.

Cash flows used in investing activities for the three months ended March 31, 2006 were approximately $48 thousand, primarily related to capital expenditures for oil and gas properties, and interest income reinvested for the salvage fund. Investing activities primarily relate to the actual purchase of wells, infrastructure and other capital items unrelated to operating activities occurring after a well has begun producing.

Financing Cash Flows

Cash flows used in financing activities for the three months ended March 31, 2007 were approximately $0.5 million related to distributions to shareholders.

Cash flows used in financing activities for the three months ended March 31, 2006 were approximately $0.8 million related to distributions to shareholders and the Manager.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of March 31, 2007, such estimated capital expenditures approximate $3.0 million, all of which is expected to be paid out of unspent capital contributions within the following 12 months.

The table below presents exploration and development capital expenditures incurred to date for projects currently drilling or expected to be drilled in the near future as well as their estimated budgeted amounts for the next twelve months. Remaining unspent development capital will be reallocated to one or more new unspecified projects.

($ in thousands)
Estimated Capital Expenditures:
At March 31, 2007 Projects	Spent through March 31, 2007	To be Spent Next 12 Months
Ship Shoal 81(i) (iv)	$-	$724
South Marsh Island 111 (ii) (iv)	-	721
Vermilion 344 (iii)	312	495
West Delta 67 (i) (iv)	-	712
West Delta 68 (iii)	383	341
	$695	$2,993

(i)	Project scheduled to begin drilling in 3rd quarter of 2007.
(ii)	Project currently drilling in 2nd quarter 2007.
(iii)	Project successful during 1st quarter of 2007. Production expected 4th quarter of 2007.
(iv)
Total estimated capital expenditures assume that the wells are commercially successful. If one or more of the budgeted exploratory projects are unsuccessful, budgeted development capital will be reallocated to one or more new unspecified projects.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its 2007 operations, including operating expenses and capital expenditures, with existing cash on-hand and income earned from its short-term investments and cash and cash equivalents. Beginning October 2005 and continuing for the remaining life of the Fund, the Manager elected to waive its annual management fee.

Distributions, if any, are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and Fund operations. Effective March 1, 2006, the Manager elected to reduce its distribution of available cash from operations to 1%, and effective April 1, 2006, the Manager elected to permanently waive its distribution of available cash from operations for the remaining life of the Fund.

The capital raised by the Fund in its private placement is more than likely all the capital it will be able to obtain for investments in projects. The number of projects in which the Fund can invest will naturally be limited and each unsuccessful project the Fund experiences, if any, will not only reduce its ability to generate revenue, but also exhaust its limited supply of capital. Typically for a fund, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

When the Manager makes a decision for participation in a particular project, it assumes that the well will be successful and allocates enough capital to budget for the completion of that well and the additional development wells that are anticipated to be drilled. If the exploratory well is deemed a dry-hole or if it is un-economical, the capital allocated to the completion of that well and to the development of additional wells is then reallocated to a new project or used to make additional investments.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of March 31, 2007 and December 31, 2006 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at March 31, 2007 and December 31, 2006.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Low commodity prices could have an adverse affect on the Fund’s future profitability and, in such an event the Fund may be required by accounting rules to write down the carrying value of the Fund’s projects. Revenue to the Fund will be sensitive to changes in price to be received for oil and natural gas production. Prevailing market prices fluctuate in response to many factors that are outside of the Fund's control such as the supply and demand for oil and natural gas. Availability of alternative fuels as well as seasonal risks such as hurricanes can also impact the supply and demand.

High oil and natural gas prices have resulted in a strong demand for and a tight supply of drilling rigs necessary to drill new projects. The increased cost in daily rig rates could have a negative impact on the return to shareholders in the Fund. The shortage of drilling rigs could delay the application of capital to such projects and thus delay revenue from operations.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Fund maintains "disclosure controls and procedures", as such term is defined under Securities and Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Fund’s Exchange Act reports is recorded, processed, summarized and reported within the same time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Fund’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and its management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Fund has carried out an evaluation, as of March 31, 2007, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, such procedures were effective.

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

Changes in Internal Controls over Financial Reporting

The Fund continually reviews its disclosure controls and procedures and makes changes as necessary, to ensure the quality of its financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in the Fund’s most recent Annual Report on Form 10-K.

Item 1a. RISK FACTORS

For information regarding factors that could affect the Fund’s results of operations, financial condition and liquidity, see risk factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Fund’s 2006 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in the Fund’s most recent Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF   PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

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

Dated:	May 9, 2007			RIDGEWOOD ENERGY K FUND, LLC

		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 9, 2007
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)