Form 10-Q
period 2007-06-30
RIDGEWOOD ENERGY K FUND LLC
filed 2007-07-27
CIK 1285480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

or

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

As of July 27, 2007 there were 480.7046 shares of membership interest of the registrant outstanding.

Part I - Financial Information
Item 1. Financial Statements
RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except number of shares)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,185	$8,469
Production receivable	219	188
Other current assets	13	-
Total current assets	7,417	8,657
Salvage fund	1,098	1,081
Oil and gas properties:
Proved properties	17,662	17,662
Unproved properties	940	74
Less: accumulated depletion and amortization -
proved properties	(8,836)	(8,018)
Total oil and gas properties, net	9,766	9,718
Total assets	$18,281	$19,456
LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to affiliate (Note 5)	$-	$228
Due to operators	41	93
Accrued expenses payable	89	149
Total current liabilities	130	470
Non-current liabilities:
Asset retirement obligations	80	78
Total non-current liabilities	80	78
Total liabilities	210	548
Commitment and contingencies (Note 7)
Members' capital:
Manager:
Distributions	(290)	(290)
Retained earnings	217	118
Manager's total	(73)	(172)
Shareholders:
Capital contributions (534 shares authorized; 480.7046 issued and outstanding)	70,860	70,860
Syndication costs	(7,775)	(7,775)
Distributions	(4,982)	(4,056)
Accumulated deficit	(39,959)	(39,949)
Shareholders' total	18,144	19,080
Total members' capital	18,071	18,908
Total liabilities and members' capital	$18,281	$19,456

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Revenue
Oil and gas revenue	$492	$931	$1,057	$2,036
Expenses
Dry-hole costs	(5)	718	(3)	760
Depletion and amortization	375	1,121	818	2,343
Impairment of proved properties	-	2,154	-	2,154
Lease operating expenses	62	117	161	201
Other operating expenses	7	1	9	2
General and administrative expenses	97	59	199	104
Total expenses	536	4,170	1,184	5,564

Loss from operations	(44)	(3,239)	(127)	(3,528)
Other income
Interest income	109	106	216	186
Net income (loss)	$65	$(3,133)	$89	$(3,342)

Manager Interest
Net income	$48	$74	$99	$209

Shareholder Interest
Net income (loss)	$17	$(3,207)	$(10)	$(3,551)
Net income (loss) per share	$35	$(6,671)	$(21)	$(7,387)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2007	2006

Cash flows from operating activities
Net income (loss)	$89	$(3,342)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Impairment of proved properties	-	2,154
Depletion and amortization	818	2,343
Dry-hole costs	(3)	760
Accretion expense	2	2
Changes in assets and liabilities:
(Increase) decrease in production receivable	(31)	844
(Increase) decrease in other current assets	(13)	19
Increase in due to affiliate	-	8
Increase in due to operators	-	94
(Decrease) increase in accrued expenses payable	(60)	10

Net cash provided by operating activities	802	2,892

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,143)	(210)
Interest income reinvested - salvage fund	(17)	(22)
Net cash used in investing activities	(1,160)	(232)

Cash flows from financing activities
Distributions	(926)	(1,429)

Net cash used in financing activities	(926)	(1,429)

Net (decrease) increase in cash and cash equivalents	(1,284)	1,231

Cash and cash equivalents, beginning of period	8,469	7,846

Cash and cash equivalents, end of period	$7,185	$9,077

Supplemental schedule of non-cash operating activities
Reclassification of due to operators to due to affiliate	$-	$217

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

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

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s right, title and interest.  The Fund is required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As drilling costs are incurred, the advances are transferred to unproved properties.

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

As of June 30, 2007, approximately $20 thousand in due to operators related to the acquisition of oil and gas property and/or drilling costs.  The balance in due to operators related to the acquisition of oil and gas properties at December 31, 2006 was paid during the first quarter of 2007.

Revenue Recognition and Production Receivable
Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle).  At the time of transfer a production receivable is recorded.

The volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas to which the Fund is entitled.  The Fund will account for such oil and natural gas production imbalances by the entitlements method.  Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners.  For volumes oversold by the Fund, a payable to other working interest owners will be recorded.  As of June 30, 2007 and December 31, 2006, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

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

	For the six	For the year
	months ended	ended
	June 30, 2007	December 31, 2006
	(in thousands)
Balance - Beginning of period	$78	$74
Liabilities incurred	-	20
Liabilities settled	-	(19)
Accretion expense	2	3
Balance - End of period	$80	$78

Impairment of Long-Lived Assets
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.  For the three and six months June 30, 2007, no impairments were recorded.  For the three and six months ended June 30, 2006, the Fund recorded an impairment of proved properties of approximately $2.2 million.  The impairment recorded in 2006 related to the Fund’s investments in East Cameron 299 field inclusive of East Cameron 299 C-10, C-11 and West Cameron 556.

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

Cash and cash equivalents
All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits.  At June 30, 2007 and December 31, 2006, bank balances exceeded federally insured limits by approximately $7.0 million and $8.3 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

Short-term Investments in Marketable Securities
At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments.  Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity.  Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value.  Interest income is accrued as earned.  There were no held-to-maturity investments at June 30, 2007.

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

3.	Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. The following table reflects the net changes in unproved properties at June 30, 2007 and December 31, 2006.  At June 30, 2007, the Fund had no capitalized exploratory well costs greater than one year.

	For the six months ended June 30,	For the year ended December 31,
	2007	2006
	(in thousands)
Balance - Beginning of the period	$74	$-
Additions to capitalized exploratory well costs pending the determination of proved reserves	866	74
Balance - End of the period	$940	$74

Dry-hole costs are detailed in the table below for the three and six months ended June 30, 2007 and 2006.

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Mobile 946	$(5)	$718	$(3)	$718
High Island 53	-	-	-	34
West Cameron 103	-	-	-	7
Galveston 246	-	-	-	1
Total Dry-hole Costs	$(5)	$718	$(3)	$760

4.  Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether Available Cash from Operations, as defined in the Fund's Agreement, is to be distributed. Prior to March 1, 2006, such distribution would be allocated 85% to the shareholders and 15% to the Manager, as defined in the Fund's Agreement. Effective March 1, 2006 the Manager elected to reduce its distribution of Available Cash from Operations to 1%. Subsequently, effective April 1, 2006, the Manager elected to permanently waive its distribution of Available Cash from Operations for the remaining life of the Fund.

Available Cash from Dispositions, as defined in the Fund's Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions. After shareholders have received distributions equal to their capital contributions, 85% of Available Cash from Dispositions will be distributed to shareholders and 15% to the Manager.

The shareholders received distributions of approximately $0.9 million and $1.4 million for the six months ended June 30, 2007 and 2006, respectively.

The Manager received no distributions for the six months ended June 30, 2007.  Distributions to the Manager approximated $76 thousand for the six months ended June 30, 2006.

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

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At June 30, 2007, there were no amounts due to affiliates. The Fund recorded costs relating to services provided by the Manager for accounting and investor relations. Such costs are included within general and administrative expenses, and were approximately $20 thousand and $40 thousand for the three and six months ended June 30, 2007, respectively. At December 31, 2006 approximately $0.2 million was due to the Manager relating to capital expenditures paid by the Manager on behalf of the Fund which was paid by the Fund during the first quarter of 2007.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

6.  Fair Value of Financial Instruments

At June 30, 2007 and December 31, 2006, the carrying value of cash and cash equivalents and salvage fund approximate fair value.

7.	Commitments and Contingencies

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2007 and December 31, 2006, there were no known environmental contingencies that required the Fund to record a liability.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will likely result," "future" and similar terms and expressions or variations thereof.  The forward-looking statements in this Quarterly Report on Form 10-Q reflect the Fund’s current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and natural gas exploratory operations, the fact that the Fund’s drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated.  You are urged to carefully consider all such factors.

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact occur or prove to be accurate.  Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of today's date.  The Fund undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date of this filing.  All subsequent written or oral forward-looking statements attributable to the Fund or persons acting on its behalf are expressly qualified in their entirety by this section.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on our financial statements.  The preparation of this Quarterly Report on Form 10-Q requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report on Form 10-Q for a presentation of the Fund’s significant accounting principles.  No changes have been made to the Fund’s’ critical accounting policies and estimates disclosed in its 2006 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is an independent oil and natural gas producer. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.

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

Business Update

As of June 30, 2007 the Fund has participated in the drilling of twelve wells, of which two wells are currently producing and three wells were determined to have natural gas and oil reserves in commercial quantities such that these properties are in the process of being completed to facilitate production.  Six of the Fund’s wells were deemed dry-holes and plugged and abandoned in prior years.  The Fund has working interests in two new projects expected to be drilled over the next three months and is planning for a workover of a currently shut-in well.

Recent Developments

In October 2006, the Fund acquired a working interest in six exploratory wells to be drilled by LLOG Exploration Offshore Inc. (“LLOG”) off the coast of Louisiana.  During the first quarter of 2007, the Fund decided not to participate in the Galveston 248 project with LLOG due to economics.  Each of the remaining projects is viewed as lower risk projects as they are being drilled in relatively shallow depths ranging from 10,000 to 13,000 feet and the projects reveal three dimensional seismic data indicative of producing fields in close proximity to the drilling sites.   Since the projects are not very deep, they can be drilled and completed quickly.  Construction of minimal facilities in order to tie the well to nearby production platforms also facilitates turning the project to production quickly.    During the first half of 2007, three of the projects operated by LLOG were determined to have successful discoveries.  The Fund plans to participate in the remaining two LLOG projects with drilling expected within the next three months.  Below is a summary of the wells operated by LLOG:

Well Name	Operator	Offshore	Working Interest %	Drilling Risk (in thousands)	Status

South Marsh Island 111	LLOG	LA	3.75%	n/a	Successful - production expected 2nd quarter 2008
Vermilion 344	LLOG	LA	3.75%	n/a	Successful - production expected 1st quarter 2008
West Delta 68	LLOG	LA	3.75%	n/a	Successful - production expected 1st quarter 2008
Ship Shoal 81	LLOG	LA	3.75%	$240	3rd quarter 2007 drilling date
West Delta 67	LLOG	LA	3.75%	$310	3rd quarter 2007 drilling date

Producing Properties

In 2005, the Fund acquired from Millenium Offshore Group (“MOGI”) a 10% working interest in the East Cameron 299 field, of which the C-10 well was already proven, the C-11 well was drilling and the C-12 well was to be drilled for $15 million.  At the same time the Fund also acquired from MOGI a 20% working interest in West Cameron 556.  During 2005, MOGI sold its interests in the EC299 and WC556 properties and the wells are now operated by ATP.   The EC299 C-11 well is currently shut-in with plans for a workover within the next twelve months.  The workover has been delayed due the high cost and constrained supply of drilling rigs post-Hurricane Katrina.  The C-12 well was drilled and was determined to be dry in May 2005.

Production rates continue to decline on the EC299 C-10 and West Cameron 556 projects.  In June 2007, the C-10 and WC556 wells produced average gross production per day of 6.2 million cubic feet equivalent (“MMCFE”)  and 0.2 MMCFE, respectively.  The West Cameron 556 deeper reservoir is almost fully depleted and the well will be recompleted into the shallower reservoir later this year.   To date, the Fund has recorded impairments of approximately $12.6 million related to the East Cameron 299 C-10, East Cameron 299 C-11, and West Cameron 556 wells.  The Fund recorded no additional impairments during the three and six months ended June 30, 2007.

Results of Operations

The following review of operations for the three and six months ended June 30, 2007 and 2006 should be read in conjunction with the Fund’s financial statements and the notes thereto.  The following table summarizes the Fund’s results of operations (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Revenue
Oil and gas revenue	$492	$931	$1,057	$2,036
Expenses
Dry-hole costs	(5)	718	(3)	760
Depletion and amortization	375	1,121	818	2,343
Impairment of proved properties	-	2,154	-	2,154
Lease operating expenses	62	117	161	201
Other operating expenses	7	1	9	2
General and administrative expenses	97	59	199	104
Total expenses	536	4,170	1,184	5,564
Loss from operations	(44)	(3,239)	(127)	(3,528)
Other income
Interest income	109	106	216	186
Net income (loss)	$65	$(3,133)	$89	$(3,342)

Operating Revenues. Oil and gas revenues for the three and six months ended June 30, 2007 were approximately $0.5 million and $1.1 million, respectively.  Oil and gas revenues for the three and six months ended June 30, 2006 were approximately $0.9 million and $2.0 million, respectively. The decrease in revenues is a result of decreased production volumes for both producing properties partially offset by increased natural gas prices.

Natural gas production volumes decreased from approximately 108 thousand million cubic feet (“MMCF”) for the three months ended June 30, 2006 to approximately 51 thousand MMCF for the three months ended June 30, 2007.  Year-to-date volumes also declined from approximately 229 thousand MMCF in 2006 to 113 thousand MMCF in 2007.  The decrease is primarily caused by the WC556 production which decreased significantly during the first half of 2007 as the deeper reservoir was almost fully depleted.  Once the deeper reservoir has been fully depleted the well will be re-completed into the shallower reservoir.  Natural gas prices increased during the second quarter of 2007 as compared to the first quarter of 2006, from approximately $6.99 to $8.17.  Natural gas prices also increased for the year-to-date period from $7.63 in 2006 to $7.90 in 2007.

Oil production for the quarter decreased from approximately 2,600 barrels in 2006 to 1,500 barrels in 2007.  Year-to-date volumes also declined from approximately 4,500 barrels in 2006 to approximately 2,600 barrels in 2007.  Oil prices during the second quarter of 2007 averaged approximately $66 per barrel as compared to $68 per barrel for the first quarter of 2006.  On a year-to-date basis, average oil prices declined from approximately $65 per barrel in 2006 to approximately $63 per barrel in 2007.

Operating and Other Expenses

Dry-hole costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs for the three and six months ended June 30, 2007 and 2006.

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Mobile 946	$(5)	$718	$(3)	$718
High Island 53	-	-	-	34
West Cameron 103	-	-	-	7
Galveston 246	-	-	-	1
Total Dry-hole Costs	$(5)	$718	$(3)	$760

Depletion and amortization.  Depletion and amortization for the three and six months ended June 30, 2007 were approximately $0.4 million and $0.8 million, respectively.  Depletion and amortization for the three and six months ended June 30, 2006 were approximately $1.1 million and $2.3 million, respectively.  This decrease in 2007 is the result of decreased production volumes in 2007 compared to 2006 and a lower depreciable base in 2007 due to impairments of proved properties recorded during 2006.

Impairment of proved properties.  There were no impairments of proved properties for the three and six months ended June 30, 2007.  Impairment of proved properties for the three and six months ended June 30, 2006 was approximately $2.2 million.  The impairment related to the Fund’s C10, C11, and WC 556 wells.  Natural gas and oil reserve quantities used to calculated impairment represent estimates only and are estimated by a third party petroleum engineer specialist.  Under successful efforts accounting, the Fund uses reserve estimates to calculate cash flows as well as its depletion rate. The Fund estimates its proved reserves and future net cash flows using sales prices estimated to be in effect as of the date the reserve estimated.  Oil and gas prices, which have fluctuated widely in recent years, affect the future revenues. The estimates provided by the specialist have been reviewed by the Fund's manager and internal engineering department.  The reserve estimates used to calculate the 2006 impairment were based on historical data and production as of December 31, 2005.

Lease operating expenses.  Lease operating expenses represent the day to day cost of operating and maintaining wells and related facilities.  For the three and six months ended June 30, 2007 lease operating expenses were approximately $0.1million and $0.2 million, respectively.  For the three and six months ended June 30, 2006 lease operating expenses were approximately $0.1 million and $0.2 million, respectively.

General and Administrative Expenses.  Accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund.   Insurance expense represents premiums related to well control insurance and production insurance.

The following table summarizes general and administrative expenses for the three and six months ended June 30, 2007 and 2006.

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Accounting and legal fees	$43	$49	$94	$84
Insurance	33	9	63	19
Other general and administrative expenses	21	1	42	1
General and administrative expenses	$97	$59	$199	$104

Interest Income.  Interest income for the three and six months ended June 30, 2007 was approximately $109 thousand and $216 thousand, respectively.  Interest income for the three and six months ended June 30, 2006 was approximately $106 thousand and $186 thousand, respectively.  The increase in 2007 is predominately the result of higher interest rates in 2007 compared to 2006.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2007 and 2006 were approximately $0.8 million and $2.9 million, respectively, primarily related to production revenue and interest income, offset by lease operating expenses and general and administrative expenses.  The significant decrease in 2007 operating cash flows is primarily a result of lower production volumes and thus a decrease in revenue receipts.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2007 and 2006 were approximately $1.2 million and $0.2 million, respectively, related to capital expenditures for oil and gas properties and interest income reinvested for the salvage fund.  The significant increase in investing activities in 2007 primarily relates to the exploratory LLOG projects drilling during the period.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2007 and 2006 were approximately $0.9 million and $1.4 million, respectively, related to distributions to shareholders.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2007, such estimated capital expenditures approximate $3.3 million, all of which is expected to be paid out of unspent cash within the following 12 months.

The table below presents exploration and development capital expenditures incurred to date for projects currently drilling or expected to be drilled in the near future as well as their estimated budgeted amounts for the next twelve months.  Remaining unspent cash will be reallocated to one or more new unspecified projects.

($ in thousands)
Estimated Capital Expenditures:
At June 30, 2007 Projects	Spent through June 30, 2007	To be Spent Next 12 Months
South Marsh Island 111 (ii)	$216	$613
Vermilion 344 (i)	319	502
West Delta 68 (i)	383	185
Ship Shoal 81(iii) *	22	682
West Delta 67 (iii) *	-	549
East Cameron 299 Workover	-	750
	$940	$3,281

(i)	Project successful, production expected in 1st quarter 2008.
(ii)	Project successful, production expected in 2nd quarter 2008.
(iii)	Drilling expected 3rd quarter 2007.
*
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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2007 and December 31, 2006 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not discuss or negotiate any such contracts.  No contractual obligations exist at June 30, 2007 and December 31, 2006.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Fund maintains "disclosure controls and procedures", as such term is defined under Securities and Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Fund’s Exchange Act reports is recorded, processed, summarized and reported within the same time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Fund’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and its management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Fund has carried out an evaluation, as of June 30, 2007, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, such procedures were effective.

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

Changes in Internal Controls over Financial Reporting
The Fund continually reviews its disclosure controls and procedures and makes changes as necessary, to ensure the quality of its financial reporting.  There were no changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:	July 27, 2007			RIDGEWOOD ENERGY K FUND, LLC
		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 27, 2007
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)