Form 10-Q
period 2007-09-30
RIDGEWOOD ENERGY K FUND LLC
filed 2007-11-08
CIK 1285480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________to__________________________

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
Yes  ☐   No  ☒

As of November 8, 2007 there were 480.7046 shares of membership interest of the registrant outstanding.

Part I - Financial Information
Item 1. Financial Statements
RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$6,772	$8,469
Production receivable	300	188
Other current assets	144	-
Total current assets	7,216	8,657
Salvage fund	1,120	1,081
Oil and gas properties:
Proved properties	17,662	17,662
Unproved properties	1,113	74
Less: accumulated depletion and amortization -
proved properties	(9,299)	(8,018)
Total oil and gas properties, net	9,476	9,718
Total assets	$17,812	$19,456
LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to affiliates (Note 5)	$15	$228
Due to operators	86	93
Accrued expenses payable	53	149
Total current liabilities	154	470
Non-current liabilities:
Asset retirement obligations	80	78
Total non-current liabilities	80	78
Total liabilities	234	548
Commitments and contingencies (Note 7)
Members' capital:
Manager:
Distributions	(290)	(290)
Retained earnings	271	118
Manager's total	(19)	(172)
Shareholders:
Capital contributions (534 shares authorized; 480.7046 issued and outstanding)	70,860	70,860
Syndication costs	(7,775)	(7,775)
Distributions	(5,393)	(4,056)
Accumulated deficit	(40,095)	(39,949)
Shareholders' total	17,597	19,080
Total members' capital	17,578	18,908
Total liabilities and members' capital	$17,812	$19,456

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	For the three months ended September 30,			For the nine months ended September 30,
	2007	2006		2007	2006
Revenue
Oil and gas revenue	$540	$	$ 708	$1,597	$2,744
Expenses
Dry-hole costs	113		112	110	872
Depletion and amortization	463		747	1,281	3,090
Impairment of proved properties	-		-	-	2,154
Lease operating expenses	66		149	227	350
Other operating expenses	3		1	12	3
General and administrative expenses	79		38	278	142
Total expenses	724		1,047	1,908	6,611
Loss from operations	(184)		(339)	(311)	(3,867)
Other income
Interest income	102		113	318	299
Net (loss) income	$(82)		$(226)	$7	$(3,568)

Manager Interest
Net income	$54		$71	$153	$280

Shareholder Interest
Net loss	$(136)		$(297)	$(146)	$(3,848)
Net loss per share	$(283)		$(617)	$(304)	$(8,004)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2007	2006

Cash flows from operating activities
Net income (loss)	$7		$(3,568)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Impairment of proved properties	-		2,154
Depletion and amortization	1,281		3,090
Dry-hole costs	110		872
Accretion expense	2		3
Changes in assets and liabilities:
(Increase) decrease in production receivable	(112)		981
(Increase) decrease in other current assets	(28)		22
Increase in due to affiliates	15		7
Increase in due to operators	2		97
(Decrease) increase in accrued expenses payable	(96)		36

Net cash provided by operating activities	1,181		3,694

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,502)		(872)
Salvage fund investments	(39)		(34)
Net cash used in investing activities	(1,541)		(906)

Cash flows from financing activities
Distributions	(1,337)		(2,306)
Net cash used in financing activities	(1,337)		(2,306)
Net (decrease) increase in cash and cash equivalents	(1,697)		482
Cash and cash equivalents, beginning of period	8,469		7,846
Cash and cash equivalents, end of period	$6,772		$8,328

Supplemental schedule of non-cash operating activities
Reclassification of due to operators to due to affiliate	$-	$	$ 217

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairments and asset retirement obligations.  Actual results may differ from those estimates.

Cash and cash equivalents
All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits.  At September 30, 2007 and December 31, 2006, bank balances exceeded federally insured limits, inclusive of salvage funds, by approximately $6.6 million and $8.3 million, respectively. The Fund maintains bank deposits with accredited financial institutions.

Short-term Investments in Marketable Securities
At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months that are considered held-to-maturity investments.  Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity.  Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value.  Interest income is accrued as earned.  At September 30, 2007, the Fund had held-to-maturity investments, inclusive of the salvage fund of $1.1 million, which mature in January 2008.

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

Capitalized acquisition costs of producing oil and natural gas properties are depleted by the unit-of-production method.

As of September 30, 2007 and December 31, 2006, amounts recorded in due to operators totaling approximately $63 thousand and $73 thousand, respectively, related to the acquisition of oil and gas property and /or drilling costs.  The balance at December 31, 2006 was paid during the first quarter of 2007.

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s right, title and interest.  The Fund is required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As drilling costs are incurred, the advances are transferred to unproved properties.  At September 30, 2007, the Fund had an advance to Operator of $116 thousand relating to Ship Shoal 81, which is included in other current assets, see Note 8 for further information.

Asset Retirement Obligations
For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded. Plug and abandonment costs associated with unsuccessful properties are expensed as dry-hole costs. The following table presents changes to the asset retirement obligations.

	For the nine months ended September 30,	For the year ended December 31,
	2007	2006
	(in thousands)
Balance - Beginning of period	$78	$74
Liabilities incurred	-	20
Liabilities settled	-	(19)
Accretion expense	2	3
Balance - End of period	$80	$78

Syndication Costs
Direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and outside brokers are reflected as a reduction of shareholders’ capital.

Revenue Recognition and Production Receivable
Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle).  At the time of transfer a production receivable is recorded.

The volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas to which the Fund is entitled.  The Fund will account for such oil and natural gas production imbalances by the entitlements method.  Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners.  For volumes oversold by the Fund, a payable to other working interest owners will be recorded.  As of September 30, 2007 and December 31, 2006, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.  For the three and nine months September 30, 2007, no impairments were recorded.  For the three and nine months ended September 30, 2006, the Fund recorded an impairment of proved properties of nil and approximately $2.2 million, respectively.  The impairment recorded in 2006 related to the Fund’s investments in East Cameron 299 field inclusive of East Cameron 299 C-10, C-11 and West Cameron 556.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs.  The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.

Income Taxes
No provision is made for income taxes in the financial statements.  The Fund is a limited liability corporation, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.

Income and Expense Allocation
Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses, such as dry-hole costs, fiduciary fees, depletion and amortization, which are allocated 99% to shareholders and 1% to the Manager.

3.	Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on accessing the reserves.  Capitalized costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  The following table reflects the net changes in unproved properties for the periods ended September 30, 2007 and December 31, 2006.  At September 30, 2007, the Fund had no capitalized exploratory well costs greater than one year.

	For the nine months ended September 30,	For the year ended December 31,
	2007	2006
	(in thousands)
Balance - Beginning of the period	$74	$-
Additions to capitalized exploratory well costs pending the determination of proved reserves	1,039	74
Balance - End of the period	$1,113	$74

Dry-hole costs are detailed in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
Lease Block	2007	2006	2007	2006
	(in thousands)
Mobile 946	$1	$112	$(2)	$	$ 830
Ship Shoal 81 #1	112	-	112		-
High Island 53	-	-	-		34
West Cameron 103	-	-	-		7
Galveston 246	-	-	-		1
	$113	$112	$110		$872

4.  Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether available cash from operations, as defined in the Fund's Agreement, is to be distributed. Prior to March 1, 2006, such distributions would be allocated 85% to the shareholders and 15% to the Manager, as defined in the Fund's Agreement. Effective March 1, 2006 the Manager elected to reduce its distribution of available cash from operations to 1%. Subsequently, effective April 1, 2006, the Manager elected to permanently waive its distribution of available cash from operations for the remaining life of the Fund.

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

The shareholders received distributions of approximately $1.3 million and $2.2 million for the nine months ended September 30, 2007 and 2006, respectively.

The Manager received no distributions for the nine months ended September 30, 2007.  Distributions to the Manager approximated $76 thousand for the nine months ended September 30, 2006.

5.	Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, prior to October 1, 2005, the Manager received an annual management fee, payable monthly, of 2.5% of total capital contributions.  Beginning on October 1, 2005 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  The Fund recorded costs relating to services provided by the Manager for accounting and investor relations.  Such costs are included within general and administrative expenses, and were approximately $20 thousand and $60 thousand for the three and nine months ended September 30, 2007, respectively.  At September 30, 2007 and December 31, 2006, $15 thousand and $0.2 million, respectively, was due to the Manager and included in due to affiliates.  The December 31, 2006 balance was paid by the Fund during the first quarter of 2007.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

6.	Fair Value of Financial Instruments

As of September 30, 2007 and December 31, 2006, the carrying values of cash and cash equivalents and salvage fund approximate fair value.

7.	Commitments and Contingencies

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2007 and December 31, 2006, there were no known environmental contingencies that required the Fund to record a liability.

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

8.	Subsequent Events

On October 15, 2007, the Fund was informed by its operator LLOG Exploration Company (“LLOG”), that the exploratory well being drilled by LLOG in the Ship Shoal 81 lease block did not have commercially productive quantities of either oil or natural gas and has therefore been deemed an unsuccessful well or dry hole.  The Fund owns a 3.75% working interest in Ship Shoal 81.

As a result of this dry hole, the Fund concluded a material charge for impairment of its working interest in the lease block was required.  In addition, the well will be plugged and abandoned.  The abandonment and impairment resulted in charges of approximately $0.1 million in the third quarter of 2007 and there will be an additional charge in the fourth quarter of 2007 of approximately $0.1 million.  The Fund does not expect this dry hole to result in or require any further significant cash expenditures.

Also on October 15, 2007, the Fund announced that it will participate with an 8.4% working interest in a workover on the West Cameron 76 A1 well.  The re-completion of West Cameron 76 A1 is expected to be approximately $1.6 million to the Fund.  These costs will be incurred during the fourth quarter of 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will likely result," "future" and similar terms and expressions or variations thereof.  The forward-looking statements in this Quarterly Report on Form 10-Q reflect Ridgewood Energy K Fund, LLC’s (the “Fund”) current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and natural gas exploratory operations, the fact that the Fund’s drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated.  Readers are urged to carefully consider all such factors.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on our financial statements.  The preparation of this Quarterly Report on Form 10-Q requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report on Form 10-Q for a presentation of the Fund’s significant accounting policies.  No changes have been made to the Fund’s’ critical accounting policies and estimates disclosed in its 2006 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is an independent oil and natural gas producer. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.

Ridgewood Energy Corporation (the “Manager”) performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing administrative and advisory services associated with these projects. The Fund does not currently, nor is there any plan, to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators (“Operators”) for the management of all exploration, development and producing operations, as appropriate.

Business Update

As of the date of this filing, the Fund has participated in the drilling of thirteen wells, of which two wells are currently producing and three wells were determined to have natural gas and oil reserves in commercial quantities such that these properties are in the process of being completed to facilitate production.  Seven of the Fund’s wells were deemed dry holes and are or will be plugged and abandoned.  The Fund has a working interests in a new project expected to be drilled over the next three months and is planning for a workover of a currently shut-in well.

Recent Developments

In October 2006, the Fund acquired a working interest in six exploratory wells to be drilled by operator LLOG Exploration Company (“LLOG”), off the coast of Louisiana.  During the first quarter of 2007, the Fund decided not to participate in the Galveston 248 project with LLOG due to a change in economics.  On October 15, 2007, the Fund was informed by LLOG that the exploratory well being drilled in the Ship Shoal 81 lease block did not have commercially productive quantities of either oil or natural gas and has therefore been deemed an unsuccessful well or dry hole.  The Fund owns a 3.75% working interest in Ship Shoal 81.

As a result of this dry hole, the Fund concluded a material charge for impairment of its working interest in the lease block was required.  In addition, the well will be plugged and abandoned.  The abandonment and impairment resulted in charges of approximately $0.1 million in the third quarter of 2007 and there will be an additional charge in the fourth quarter of 2007 of approximately $0.1 million.  The Fund does not expected this dry hole to result in or require any further significant cash expenditures.

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

Below is a summary of the wells operated by LLOG:

Well Name	Operator	Offshore	Working Interest %	Drilling Risk (in thousands)	Status

South Marsh Island 111	LLOG	LA	3.75%	n/a	Successful - production expected 2nd quarter 2008
Vermilion 344	LLOG	LA	3.75%	n/a	Successful - production expected 1st quarter 2008
West Delta 68	LLOG	LA	3.75%	n/a	Successful - production expected 1st quarter 2008
Ship Shoal 81	LLOG	LA	3.75%	n/a	Dry Hole - October 2007
West Delta 67	LLOG	LA	3.75%	$310	4th quarter 2007 drilling date

Also on October 15, 2007, the Fund announced that it will participate with an 8.4% working interest in a workover on the West Cameron 76 A1 well.  The re-completion of West Cameron 76 A1 is expected to be approximately $1.6 million to the Fund.  These costs will be incurred during the fourth quarter of 2007.

Producing Properties

In 2005, the Fund acquired from Millennium Offshore Group (“MOGI”) a 10% working interest in the East Cameron 299 field, of which the C-10 well was already proven, the C-11 well was drilling and the C-12 well was to be drilled for $15 million.  At the same time the Fund also acquired from MOGI a 20% working interest in West Cameron 556.  During 2005, MOGI sold its interests in the EC299 and WC556 properties and the wells are now operated by ATP Oil and Gas Corporation (“ATP”).   The EC299 C-11 well is currently shut-in with plans for a workover within the next twelve months.  The workover has been delayed due the high cost and constrained supply of drilling rigs post-Hurricane Katrina.  The C-12 well was drilled and was determined to be dry in May 2005.

Production rates continue to decline on the EC299 C-10 and West Cameron 556 projects.  For the quarter ended September 30, 2007, the C-10 and WC556 wells produced a daily average of 382 thousand cubic feet equivalent (“MCFE”) and 323 MCFE, respectively, of gas and a daily average of 11 barrels and 5 barrels, respectively, of oil.  The West Cameron 556 deeper reservoir is almost fully depleted and the well will be recompleted into the shallower reservoir later this year.   To date, the Fund has recorded impairments of approximately $12.6 million related to the East Cameron 299 C-10, East Cameron 299 C-11, and West Cameron 556 wells.  The Fund recorded no additional impairments during the three and nine months ended September 30, 2007.

Results of Operations

The following review of operations for the three and nine months ended September 30, 2007 and 2006 should be read in conjunction with the Fund’s financial statements and the notes thereto.  The following table summarizes the Fund’s results of operations (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Revenue
Oil and gas revenue	$540	$708	$1,597	$2,744
Expenses
Dry-hole costs	113	112	110	872
Depletion and amortization	463	747	1,281	3,090
Impairment of proved properties	-	-	-	2,154
Lease operating expenses	66	149	227	350
Other operating expenses	3	1	12	3
General and administrative expenses	79	38	278	142
Total expenses	724	1,047	1,908	6,611
Loss from operations	(184)	(339)	(311)	(3,867)
Other income
Interest income	102	113	318	299
Net (loss) income	$(82)	$(226)	$7	$(3,568)

Operating Revenue. Oil and gas revenue for the three and nine months ended September 30, 2007 were approximately $0.5 million and $1.6 million, respectively.  Oil and gas revenue for the three and nine months ended September 30, 2006 were approximately $0.7 million and $2.7 million, respectively. The decrease in revenue is a result of decreased production volumes for both producing properties partially offset by increased natural gas prices.

Natural gas production volumes decreased by approximately 25 thousand million cubic feet (“MMCF”) for the three months ended September 30, 2007 to approximately 65 thousand MMCF.  Year-to-date volumes also declined from approximately 319 thousand MMCF in 2006 to 178 thousand MMCF in 2007.  The decrease is primarily caused by the WC556 production which decreased significantly during the first half of 2007 as the deeper reservoir was almost fully depleted.  Once the deeper reservoir has been fully depleted the well will be re-completed into the shallower reservoir.  Natural gas prices in the third quarter of 2007 as compared to 2006 were relatively flat at approximately $6.65; however were slightly higher for the year-to-date period from $7.35 in 2006 to $7.46 in 2007.

Oil production for the quarter decreased from 1,579 barrels in 2006 to 1,469 barrels in 2007.  Year-to-date volumes also declined from approximately 6,043 barrels in 2006 to approximately 3,635 barrels in 2007.  Oil prices during the third quarter of 2007 averaged approximately $78 per barrel as compared to $70 per barrel for the third quarter 2006.  On a year-to-date basis, average oil prices increased from approximately $66 per barrel in 2006 to approximately $68 per barrel in 2007.

Operating and Other Expenses

Dry-hole costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs.

	For the three months ended September 30,		For the nine months ended September 30,
Lease Block	2007	2006	2007	2006
	(in thousands)
Mobile 946	$1	$112	$(2)	$830
Ship Shoal 81 #1	112	-	112	-
High Island 53	-	-	-	34
West Cameron 103	-	-	-	7
Galveston 246	-	-	-	1
	$113	$112	$110	$872

Depletion and amortization.  Depletion and amortization for the three and nine months ended September 30, 2007 were approximately $0.4 million and $1.2 million, respectively.  Depletion and amortization for the three and nine months ended September 30, 2006 were approximately $0.8 million and $3.1 million, respectively.  This decrease in 2007 is the result of decreased production volumes in 2007 compared to 2006 and a lower depreciable base in 2007 due to impairments of proved properties recorded during 2006.

Impairment of proved properties.  There were no impairments of proved properties for the three and nine months ended September 30, 2007.  Impairment of proved properties for the three and nine months ended September 30, 2006 was approximately $2.2 million.  The impairment related to the Fund’s C10, C11, and WC 556 wells.  Natural gas and oil reserve quantities used to calculated impairment represent estimates only and are estimated by a third party petroleum engineer specialist.  Under successful efforts accounting, the Fund uses reserve estimates to calculate cash flows as well as its depletion rate. The Fund estimates its proved reserves and future net cash flows using sales prices estimated to be in effect as of the date the reserve estimated.  Oil and gas prices, which have fluctuated widely in recent years, affect the future revenue. The estimates provided by the specialist have been reviewed by the Fund's manager and internal engineering department.  The reserve estimates used to calculate the 2006 impairment were based on historical data and production as of December 31, 2005.

Lease operating expenses.  Lease operating expenses represent the day to day cost of operating and maintaining wells and related facilities.  For the three and nine months ended September 30, 2007, lease operating expenses were approximately $0.1 million and $0.2 million, respectively.  For the three and nine months ended September 30, 2006, lease operating expenses were approximately $0.1 million and $0.4 million, respectively.

General and Administrative Expenses.  Accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund.   Insurance expense represents premiums related to well control insurance and production insurance.

The following table summarizes general and administrative expenses.

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Accounting and legal fees	$39	$34	$133	$118
Insurance	20	3	83	22
Other general and administrative expenses	20	1	62	2
	$79	$38	$278	$142

Interest Income.  Interest income for the three and nine months ended September 30, 2007 was approximately $0.1 million and $0.3 million, respectively.  Interest income for the three and nine months ended September 30, 2006 was approximately $0.1 million and $0.3 million, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2007 and 2006 were approximately $1.2 million and $3.7 million, respectively, primarily related to production revenue and interest income, offset by lease operating expenses and general and administrative expenses.  The significant decrease in 2007 operating cash flows is primarily a result of lower production volumes which caused a decrease in revenue receipts of approximately $2.2 million.  In addition, at September 30, 2007 there was unfavorable working capital of $0.1 million, as compared to 2006 when there was favorable working capital of $0.3 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2007 and 2006 were approximately $1.5 million and $0.9 million, respectively, related to capital expenditures for oil and gas properties and interest income reinvested for the salvage fund.  The significant increase in investing activities in 2007 primarily relates to the exploratory LLOG projects drilling during the period.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2007 and 2006 were approximately $1.3 million and $2.3 million, respectively, related to distributions to shareholders.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2007, such estimated capital expenditures approximate $4.4 million, all of which is expected to be paid out of unspent cash within the following 12 months.

The table below presents exploration and development capital expenditures incurred to date for projects currently drilling or expected to be drilled in the near future as well as their estimated budgeted amounts for the next twelve months.  Remaining unspent cash will be reallocated to one or more new unspecified projects.

Lease Block	Spent through September 30, 2007	To be Spent Next 12 Months
	(in thousands)
South Marsh Island 111 (ii)	$356	$852
Vermilion 344 (i)	323	496
West Delta 68 (i)	423	143
Ship Shoal 81(iv)	228	21
West Delta 67 (iii)	11	537
East Cameron 299 Workover	-	750
West Cameron 76 A1(iii)	-	1,561
	$1,341	$4,360

(i)	Project successful, production expected in 1st quarter 2008.
(ii)	Project successful, production expected in 2nd quarter 2008.
(iii)	Drilling expected 4th quarter 2007.
(iv)	Dry Hole in October 2007. Amounts spent through September 30, 2007, inclusive of $0.1 million advance to Operator, included in other current assets.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2007 and December 31, 2006 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with Operators.  On behalf of the Fund, as well as the other working interest owners, the Operator will enter into various contractual commitments pertaining to exploration, development and production activities.  Pursuant to the terms of the operating agreement, the Operator has the authority to enter into such contracts and the Fund does not execute or negotiate any such contracts.  No contractual obligations exist at September 30, 2007 and December 31, 2006 pursuant to agreements executed directly by the Fund.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Projects drilled may not have commercially productive oil and natural gas reservoirs. In such an event, the Fund’s revenue, future results of operations and financial condition would be adversely impacted.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Fund maintains "disclosure controls and procedures", as such term is defined under Securities and Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Fund’s Exchange Act reports is recorded, processed, summarized and reported within the same time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Fund’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and its management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Fund has carried out an evaluation, as of September 30, 2007, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, such procedures were effective.

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

Changes in Internal Controls over Financial Reporting
In the course of the Fund’s initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which the Fund has made and are continuing to make changes to improve and enhance controls.  Based upon that evaluation, the CEO and CFO concluded that there were no changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
32
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Company and Kathleen P. McSherry, Chief Financial Officer of the Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 8, 2007			RIDGEWOOD ENERGY K FUND, LLC
		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 8, 2007
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)