Form 10-Q
period 2008-03-31
RIDGEWOOD ENERGY K FUND LLC
filed 2008-05-15
CIK 1285480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☒
There is no market for the shares. As of May 14, 2008 there are 480.7046 shares outstanding.

Part I - Financial Information
Item 1. Financial Statements
RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,149	$5,624
Production receivable	718	595
Other current assets	41	50
Total current assets	4,908	6,269
Salvage fund	1,142	1,133
Oil and gas properties:
Unproved properties	1,172	1,869
Proved properties	20,663	19,247
Less: accumulated depletion and amortization	(10,662)	(9,978)
Total oil and gas properties, net	11,173	11,138
Total assets	$17,223	$18,540
LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$370	$1,291
Accrued expenses payable	52	69
Total current liabilities	422	1,360
Asset retirement obligations	116	81
Total liabilities	538	1,441
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(290)	(290)
Retained earnings	592	404
Manager's total	302	114
Shareholders:
Capital contributions (534 shares authorized; 480.7046 issued and outstanding)	70,860	70,860
Syndication costs	(7,775)	(7,775)
Distributions	(7,146)	(6,074)
Accumulated deficit	(39,556)	(40,026)
Shareholders' total	16,383	16,985
Total members' capital	16,685	17,099
Total liabilities and members' capital	$17,223	$18,540

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Three months ended March 31,
	2008	2007
Revenue
Oil and gas revenue	$1,527	$565
Expenses
Depletion and amortization	684	443
Dry-hole costs	6	2
Operating expenses	151	101
General and administrative expenses	80	102
Total expenses	921	648
Income (loss) from operations	606	(83)

Other income
Interest income	52	107
Net income	$658	$24

Manager interest
Net income	$188	$51

Shareholder interest
Net income (loss)	$470	$(27)
Net income (loss) per share	$978	$(57)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2008	2007

Cash flows from operating activities
Net income	$658	$24
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	684	443
Dry-hole costs	6	2
Operating expenses	1	1
Changes in assets and liabilities:
Increase in production receivable	(123)	(16)
Decrease (increase) in other current assets	9	(20)
Increase in due to affiliates	-	20
Increase in due to operators	38	19
Decrease in accrued expenses payable	(17)	(46)

Net cash provided by operating activities	1,256	427

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,650)	(732)
Salvage fund investments	(9)	(9)
Net cash used in investing activities	(1,659)	(741)

Cash flows from financing activities
Distributions	(1,072)	(541)
Net cash used in financing activities	(1,072)	(541)
Net decrease in cash and cash equivalents	(1,475)	(855)
Cash and cash equivalents, beginning of period	5,624	8,469

Cash and cash equivalents, end of period	$4,149	$7,614

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

The Ridgewood Energy K Fund, LLC ( the “Fund”), a Delaware limited liability company, was formed on March 1, 2004 and operates pursuant to a limited liability company agreement (“LLC Agreement”) dated as of April 5, 2004 by and among Ridgewood Energy Corporation (the “Manager”), and the shareholders of the Fund. The Fund was organized to acquire, drill, construct and develop oil and natural gas properties located in the United States offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico.

The Manager performs, or arranges for the performance of, the management and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 6 and 8.

2.	Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2007 included in the Fund’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).

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

Cash and cash equivalents
All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits.  At March 31, 2008 and December 31, 2007, bank balances exceeded federally insured limits, inclusive of salvage funds, by approximately $4.1 million and $5.4 million, respectively. The Fund maintains bank deposits with accredited financial institutions.

Investments in Marketable Securities
At times the Fund may purchase short-term investments comprised of US Treasury Bills and Notes with maturities greater than three months that are considered held-to-maturity investments.  Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity.  Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value.  Interest income is accrued as earned.  At March 31, 2008, the Fund owned held-to-maturity investments, within the salvage fund totaling $1.1 million, which will mature in February 2012.

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

As of March 31, 2008, amounts recorded in due to operators totaling $0.3 million related to the acquisition of oil and natural gas property, which was paid during the second quarter of 2008.

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

Asset Retirement Obligations
For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded. Plug and abandonment costs associated with unsuccessful properties are expensed as dry-hole costs.   The table below presents changes for the three months ended March 31, 2008 and the year ended December 31, 2007.

	March 31, 2008	December 31, 2007
	(in thousands)
Balance - Beginning of period	$81	$78
Liabilities incurred	34	30
Liabilities settled	-	(30)
Accretion expense	1	3
Balance - End of period	$116	$81

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

The volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas the Fund is entitled.  The Fund will account for such oil and natural gas production imbalances by the entitlements method.  Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners.  For volumes oversold by the Fund, a payable to other working interest owners will be recorded.  As of March 31, 2008 and December 31, 2007, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.  For the three months March 31, 2008 and 2007, no impairments were recorded.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs.  The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No.157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  SFAS No. 157 had originally been effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB has agreed on a one year deferral for all non-financial assets and liabilities.   On January 1, 2008, the Fund adopted SFAS 157 for financial assets and liabilities.  See Note 7 for related disclosure.

4.	Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on accessing the reserves.

The following table reflects the net changes in unproved properties for the three months ended March 31, 2008 and the year ended December 31, 2007.  The Fund had one property, Vermilion 344, with capitalized costs greater than one year.  Capitalized costs related to this project at March 31, 2008 and December 31, 2007 were $0.6 million and $0.5 million, respectively.  This project has been deemed a success, and production facilities are being completed, with production expected during the second quarter of 2008.

	March 31, 2008	December 31, 2007
	(in thousands)
Balance - Beginning of the period	$1,869	$74
Additions to capitalized exploratory well costs pending the determination of proved reserves	396	1,795
Reclassification to proved properties based on the determination of proved reserves	(1,093)	-
Capitalized exploratory well costs charged to dry-hole costs	-	-
Balance - End of the period	$1,172	$1,869

Capitalized costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  Dry-hole costs are detailed in the table below.

	Three months ended March 31,
Lease Block	2008	2007
	(in thousands)
Mobile 946	$3	$2
Ship Shoal 81 #1	3	-
	$6	$2

5.	Distributions

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

The shareholders received distributions of $1.1 million and $0.5 million for the three months ended March 31, 2008 and 2007, respectively.

The Manager received no distributions for the three months ended March 31, 2008 and 2007.

6.	Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, prior to October 1, 2005, the Manager received an annual management fee, payable monthly, of 2.5% of total capital contributions.  Beginning on October 1, 2005 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee. Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations. Such costs totaled $20 thousand, which were included in general and administrative expenses for the three months ended March 31, 2008 and 2007.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At March 31, 2008 there were no amounts due to or from the Manager.  At December 31, 2007, $7 thousand was included in other current assets.  The December 31, 2007 balance was paid by the Fund during the first quarter of 2008.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.	Fair Value of Financial Instruments and Measurements

As of March 31, 2008 and December 31, 2007, the carrying value of cash and cash equivalents, salvage fund, production receivable and accrued expenses approximate fair value.

In accordance with SFAS 157, the Fund’s available-for-sale investments are measured utilizing Level 1 inputs, which are quoted prices in active markets.

8.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2008, the Fund had committed to spend an additional $0.1 million relating to the properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy K Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Examples of such events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing of oil and natural gas, the cost and availability of equipment, and changes in governmental regulations.  The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report on Form 10-Q for a presentation of the Fund’s significant accounting policies.   No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2007 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on March 1, 2004 to acquire interests primarily in oil and natural gas projects located in the U.S. waters of the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management and control of Fund operations. The Fund is an independent oil and natural gas producer. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.

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

Business Update

The Fund owns working interests and has participated in the drilling of fifteen wells, seven of which were determined to be dry-holes, and eight that have been determined to be successful.

Successful Projects
LLOG Projects

In October 2006, the Fund acquired a 3.75% working interest in each of six exploratory wells to be drilled by LLOG Exploration Company (“LLOG”) off the coast of Louisiana.  Of the six wells, the Fund elected not to proceed with one well and one well was determined to be a dry hole.

The remaining four LLOG wells have been determined to be successful, are undergoing completion, and production is expected during the second and third quarters of 2008.  The total budget for these projects is approximately $3.3 million, of which $2.3 million has been spent at March 31, 2008.

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

Production rates continue to decline on the EC299 C-10 and West Cameron 556 projects.    To date, the Fund has recorded impairments of $12.7 million related to the East Cameron 299 C-10, East Cameron 299 C-11, and West Cameron 556 wells.  The Fund recorded no impairments during the three months ended March 31, 2008.

WC 76 A-1
On October 15, 2007, the Fund acquired an 8.43% working interest in a workover on the West Cameron 76 A-1 well, which began producing in October 2007.  The Fund has spent $1.9 million through March 31, 2008 on West Cameron 76 A-1.

Results of Operations

The following review of operations for the three months ended March 31, 2008 and 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.

	Three months ended March 31,
	2008	2007
	(in thousands)
Revenue
Oil and gas revenue	$1,527	$565
Expenses
Depletion and amortization	684	443
Dry-hole costs	6	2
Operating expenses	151	101
General and administrative expenses	80	102

Total expenses	921	648
Income (loss) from operations	606	(83)
Other income
Interest income	52	107
Net income	$658	$24

Oil and Gas Revenue. During the three months ended March 31, 2008, the Fund had three producing wells, West Cameron 556, East Cameron 229 and West Cameron 76 A-1.  Oil and gas revenue for the three months ended March 31, 2008 was $1.5 million, a $1.0 million increase from the three months ended March 31, 2007. The increase in revenues is a combination of increased production volumes and increasing oil and natural gas prices.

Oil prices during the first quarter of 2008 averaged approximately $99 per barrel as compared to $58 per barrel for the first quarter of 2007. Oil production increased from approximately 1,100 barrels in 2007 to 1,670 barrels in 2008.

Natural gas production during the three months ended March 31, 2008 was approximately 144 thousand mcf compared to 63 thousand mcf, during the three months ended March 31, 2007.    During the three months ended March 31, 2008, natural gas prices averaged approximately $9.44 per mcf compared to approximately $7.81 per mcf during the three months ended March 31, 2007. The addition of the West Cameron 76A-1 well, which came on production in the fourth quarter of 2007, contributed to the increase.

Depletion and amortization.  Depletion and amortization for the three months ended March 31, 2008 was $0.7 million, an increase of $0.3 million from the three months ended March 31, 2007.  This increase in 2008 is the result of increased production volumes in 2008 compared to 2007 and the addition of West Cameron 76A-1 well, which began production during the last quarter of 2007.

Dry-hole costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs.

	Three months ended March 31,
Lease Block	2008	2007
	(in thousands)
Mobile 946	$3	$2
Ship Shoal 81 #1	3	-
	$6	$2

Operating expenses.  Operating expenses represent the cost of operating and maintaining wells and related facilities, geological costs and accretion expense.  For the three months ended March 31, 2008 and 2007, operating expenses were $0.2 million and $0.1 million, respectively.  The increase is attributable to the onset of production of the West Cameron 76 A-1 well in late 2007.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund as detailed in the schedule below.

	Three months ended March 31,
	2008	2007
	(in thousands)
Accounting and legal fees	$48	$51
Insurance	12	30
Management reimbursement and other	20	21
	$80	$102

Accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund.  Insurance expense represents premiums related to well control insurance, which varies dependent upon drilling activity, and directors and officers liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and natural gas funds managed by the Manager. Management reimbursement and other expenses, relate to a reimbursement to the Manager by the Fund for various administrative costs incurred by the Manager on the Funds behalf, in addition to trust fees.

Interest Income.  Interest income for the three months ended March 31, 2008 and 2007 was approximately $52 thousand and $0.1 million, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2008 were $1.3 million primarily related to revenue receipts of $1.4 million, interest income received of $0.1 million and favorable working capital of $0.1 million, partially offset by operating expenses of $0.2 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities for the three months ended March 31, 2007 were $0.4 million primarily related to revenue receipts of $0.5 million and interest income received of $0.1 million, partially offset by operating expenses of $0.1 million and general and administrative expenses of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2008 were $1.7 million primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the three months ended March 31, 2007 were $0.7 million primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2008 were $1.1 million related to distributions to shareholders.

Cash flows used in financing activities for the three months ended March 31, 2007 were $0.5 million related to distributions to shareholders.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2008, the Fund had commitments related to authorizations for expenditures totaling $0.1 million for properties.   If the properties were to be successful, the Fund would make additional expenditures totaling $1.4 million related to the completion of these properties.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its 2008 operations and capital expenditures with existing cash on-hand and income earned from its short-term investments and cash and cash equivalents.

Distributions, if any, are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and Fund operations.

The capital raised by the Fund in its private placement is more than likely all the capital it will be able to obtain for investments in projects. The number of projects in which the Fund can invest will naturally be limited and each unsuccessful project the Fund experiences, if any, will not only reduce its ability to generate revenue, but also exhaust its limited supply of capital. Typically the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of March 31, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at March 31, 2008 and December 31, 2007 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2008.

There has been no change in the Fund’s  internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in the Fund’s most recent Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Not required.

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
32
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Chief Financial Officer of the Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 14, 2008			RIDGEWOOD ENERGY K FUND, LLC
		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 14, 2008
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)