Form 10-Q
period 2008-06-30
RIDGEWOOD ENERGY K FUND LLC
filed 2008-08-01
CIK 1285480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No ☒

There is no market for the shares. As of August 1, 2008 there are 480.7046 shares outstanding.

Part I - Financial Information
Item 1. Financial Statements
RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,432	$5,624
Production receivable	467	595
Other current assets	158	50
Total current assets	4,057	6,269
Salvage fund	1,148	1,133
Oil and gas properties:
Unproved properties	1,583	1,869
Proved properties	20,882	19,247
Less: accumulated depletion and amortization	(11,220)	(9,978)
Total oil and gas properties, net	11,245	11,138
Total assets	$16,450	$18,540
LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$194	$1,291
Accrued expenses payable	46	69
Total current liabilities	240	1,360
Asset retirement obligations	118	81
Total liabilities	358	1,441
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(290)	(290)
Retained earnings	782	404
Manager's total	492	114
Shareholders:
Capital contributions (534 shares authorized; 480.7046 issued and outstanding)	70,860	70,860
Syndication costs	(7,775)	(7,775)
Distributions	(8,535)	(6,074)
Accumulated deficit	(38,950)	(40,026)
Shareholders' total	15,600	16,985
Total members' capital	16,092	17,099
Total liabilities and members' capital	$16,450	$18,540

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue
Oil and gas revenue	$1,477	$492	$3,004	$1,057
Expenses
Depletion and amortization	558	375	1,242	818
Operating expenses	88	64	245	167
General and administrative expenses	70	97	150	199
Total expenses	716	536	1,637	1,184
Income (loss) from operations	761	(44)	1,367	(127)
Other income
Interest income	35	109	87	216
Net income	$796	$65	$1,454	$89

Manager interest
Net income	$190	$48	$378	$99

Shareholder interest
Net income (loss)	$606	$17	$1,076	$(10)
Net income (loss) per share	$1,260	$35	$2,238	$(21)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2008	2007

Cash flows from operating activities
Net income	$1,454	$89
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	1,242	818
Dry-hole costs	(16)	(3)
Accretion expense	2	2
Changes in assets and liabilities:
Decrease (increase) in production receivable	128	(31)
Increase in other current assets	(108)	(13)
Increase in due to operators	10	-
Decrease in accrued expenses payable	(23)	(60)
Net cash provided by operating activities	2,689	802

Cash flows from investing activities
Capital expenditures for oil and gas properties	(2,405)	(1,143)
Interest reinvested in salvage fund	(15)	(17)
Net cash used in investing activities	(2,420)	(1,160)

Cash flows from financing activities
Distributions	(2,461)	(926)
Net cash used in financing activities	(2,461)	(926)

Net decrease in cash and cash equivalents	(2,192)	(1,284)

Cash and cash equivalents, beginning of period	5,624	8,469
Cash and cash equivalents, end of period	$3,432	$7,185

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

The Ridgewood Energy K Fund, LLC ( the “Fund”), a Delaware limited liability company, was formed on March 1, 2004 and operates pursuant to a limited liability company agreement (“LLC Agreement”) dated as of April 5, 2004 by and among Ridgewood Energy Corporation (the “Manager”) and the shareholders of the Fund. The Fund was organized to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico.

The Manager performs, or arranges for the performance of, the management and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 6 and 8.

2.	Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2007 included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalents
All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits.  At June 30, 2008 and December 31, 2007, bank balances exceeded federally insured limits, inclusive of the salvage fund, by approximately $3.3 million and $5.4 million, respectively. The Fund maintains bank deposits with accredited financial institutions.

Salvage Fund
Pursuant to the Fund’s LLC Agreement, the Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2008 and December 31, 2007, the Fund had held-to-maturity investments within its salvage fund totaling $1.1 million.  Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value.  The held-to-maturity investment held within the salvage fund at June 30, 2008 matures in February 2012.

Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

Capitalized acquisition costs of producing oil and gas properties are depleted by the unit-of-production method.

As of June 30, 2008, amounts recorded in due to operators totaling $0.2 million related to the acquisition of oil and gas property, which were paid during the third quarter of 2008.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.   The table below presents changes in the asset retirement obligations for the six months ended June 30, 2008 and the year ended December 31, 2007.

	June 30, 2008	December 31, 2007
	(in thousands)
Balance - Beginning of period	$81	$78
Liabilities incurred	35	30
Liabilities settled	-	(30)
Accretion expense	2	3
Balance - End of period	$118	$81

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Syndication Costs
Direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers are reflected as a reduction of shareholders’ capital.

Revenue Recognition and Imbalances
Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

The Fund uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the underproduced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other non-current liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production. Gas imbalances are reflected as adjustments to estimates of proved gas reserves and future cash flows.  At June 30, 2008 and December 31, 2007, there were no oil or gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.  During the six months ended June 30, 2008 and 2007, no impairments were recorded.

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

Income Taxes
No provision is made for income taxes in the financial statements.  The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.

Income and Expense Allocation
Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses, such as dry-hole costs, fiduciary fees, depletion and amortization, which are allocated 99% to shareholders and 1% to the Manager.

3.	Recent Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No.162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP.  SFAS No. 162 will be effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411.  The Fund does not expect the adoption of SFAS No. 162 will have a material impact on its financial condition or results of operation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No.157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  SFAS No. 157 had originally been effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB has agreed on a one year deferral for all non-financial assets and liabilities.   On January 1, 2008, the Fund adopted SFAS No. 157 for financial assets and liabilities.

4.	Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on accessing the reserves.

As of June 30, 2008, the Fund had two properties, Vermilion 344 and South Marsh Island 111, with capitalized expenditures in excess of one year.  Both projects have been determined to be successful, and production facilities are being completed, with production expected during the fourth quarter of 2008.  Capitalized costs related to Vermillion 344 at June 30, 2008 and December 31, 2007 were $0.9 million and $0.5 million, respectively.    Capitalized costs related to South Marsh Island 111 at June 30, 2008 and December 31, 2007 were $0.7 million and $0.4 million, respectively.  The following table reflects the net changes in unproved properties for the six months ended June 30, 2008 and the year ended December 31, 2007.

	June 30, 2008	December 31, 2007
	(in thousands)
Balance - Beginning of the period	$1,869	$74
Additions to capitalized exploratory well costs pending the determination of proved reserves	807	1,795
Reclassification to proved properties based on the determination of proved reserves	(1,093)	-
Capitalized exploratory well costs charged to dry-hole costs	-	-
Balance - End of the period	$1,583	$1,869

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

Distributions to the Fund’s shareholders during the six months ended June 30, 2008 and 2007 were $2.5 million and $0.9 million, respectively.

The Manager received no distributions for the six months ended June 30, 2008 and 2007.

6.	Related Parties

The Fund’s LLC Agreement provides that the Manager render management, administrative and advisory services, for which the Manager received a management fee.  Beginning on October 1, 2005 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs totaled $20 thousand and $40 thousand for each of the three and six months ended June 30, 2008 and 2007, respectively.  The costs were included in general and administrative expenses for the three and six months ended June 30, 2008 and 2007.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At June 30, 2008 there were no amounts payable or receivable.  At December 31, 2007, $7 thousand was due from the Manager, which was included in other current assets.   The December 31, 2007 balance was paid by the Fund during the first quarter of 2008.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.	Fair Value of Financial Instruments and Measurements

As of June 30, 2008 and December 31, 2007, the carrying value of cash and cash equivalents, salvage fund, production receivable and accrued expenses approximate fair value.

8.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2008, the Fund had committed to spend an additional $0.6 million relating to the properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

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

Suspension of MMS Royalty Relief

Under Mineral Management Services (“MMS”) rules, the Fund is eligible for annual royalty relief provided that the average New York Mercantile Exchange (“NYMEX”) sales price for shallow water, deep natural gas (“Average NYMEX Price”) does not exceed price thresholds established by the MMS, which will be published during the first quarter of 2009.  The Average NYMEX Price during the six months ended June 30, 2008 was $10.10.  Based upon current estimations of the 2008 price threshold by the MMS, in the event the Average NYMEX Price exceeds $10.68 for the second half of 2008, royalty relief would be suspended and the Fund would be obligated to pay its previously relieved MMS royalties.  In addition, the Fund’s future reserve estimates report for natural gas would be reduced by 16.67%.  The reduction in revenues resulting from an obligation to pay these royalties and subsequent reduction of proved reserves could have a material adverse effect on the Fund’s results of operations.  If the Average NYMEX Price is below the threshold established by the MMS, the Fund would not have an obligation to pay royalties for those properties which qualify for royalty relief and the reserve balances would not be reduced.  With regard to the shallow water, deep natural gas properties, there was no reduction in reserves for potential future royalties as of December 31, 2007 as a result of the average 2007 NYMEX price for gas being below the price threshold.

The Fund’s natural gas revenues for the six months ended June 30, 2008 would be reduced by $0.1 million if the 2008 annual Average NYMEX Price ultimately exceeds the price threshold established by the MMS.  At June 30, 2008, the Fund has not recorded a liability associated with this contingency, based upon the Manager’s assessment of its probability; however, the Fund has prepaid the MMS this amount, which is included in other current assets, to avoid the incurrence of potential interest charges.

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

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. The Fund does not currently, nor is there any plan, to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators (“Operators”) for the management of all exploration, development and producing operations, as appropriate.

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

The remaining four LLOG wells as detailed below have been determined to be successful and completion efforts are ongoing for two wells.  The total budget for these projects is approximately $3.4 million, of which $2.8 million has been spent at June 30, 2008.

South Marsh Island 111	Discovery July 2007; Production expected November 2008
Vermilion 344	Discovery January 2007; Production expected October 2008
West Delta 68	Discovery March 2007; Production commenced July 2008
West Delta 67	Discovery November 2007; Production commenced July 2008

East Cameron 299 / West Cameron 556
In 2005, the Fund acquired from Millennium Offshore Group ("MOGI") a 10% working interest in the East Cameron 299 field ("EC299"), of which the C-10 well was already proven, the C-11 well was drilling and the C-12 well was to be drilled for $15 million. At the same time the Fund also acquired from MOGI a 20% working interest in West Cameron 556 ("WC556"). During 2005, MOGI sold its interests in the EC299 and WC556 properties and the wells are now operated by ATP Oil and Gas Corporation ("ATP"). The C-12 well was drilled and was determined to be dry in May 2005. The EC299 C-11 well is currently shut-in with plans for a workover, at an estimated cost of $0.2 million, and is awaiting availability of a rig. The Fund will perform maintenance work on the C-10 well once the C-11 work is complete. The estimated costs associated with the C-10 maintenance work have not been determined.

Production rates continue to decline on the EC299 C-10 well. To date, the Fund has recorded impairments of $12.7 million related to the East Cameron 299 C-10, East Cameron 299 C-11, and West Cameron 556 wells. The Fund recorded no impairments during the three and six months ended June 30, 2008.

West Cameron 76 A-1
On October 15, 2007, the Fund acquired an 8.43% working interest in a workover on the West Cameron 76 A-1 well, which began producing in October 2007.  The Fund has spent $2.0 million through June 30, 2008 on West Cameron 76 A-1.

Results of Operations

The following review of operations for the three and six months ended June 30, 2008 and 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenue
Oil and gas revenue	$1,477	$492	$3,004	$1,057
Expenses
Depletion and amortization	558	375	1,242	818
Operating expenses	88	64	245	167
General and administrative expenses	70	97	150	199
Total expenses	716	536	1,637	1,184
Income (loss) from operations	761	(44)	1,367	(127)
Other income
Interest income	35	109	87	216
Net income	$796	$65	$1,454	$89

Oil and Gas Revenue. During the three months ended June 30, 2008, the Fund had three producing wells, East Cameron 299, West Cameron 556, and West Cameron 76 A-1, which came onto production September 2004, September 2005 and October 2007, respectively.  Oil and gas revenue for the three months ended June 30, 2008 was $1.5 million, a $1.0 million increase from the three months ended June 30, 2007.   The increase is attributable to an increase in production and sales volumes totaling $0.5 million, coupled with the impact of increased average prices totaling $0.5 million.

The Fund’s wells produced approximately 1 thousand barrels of oil during the three months ended June 30, 2008.  During the three months ended June 30, 2007, oil production was approximately 2 thousand barrels.  The Fund’s oil prices averaged approximately $124 per barrel during the three months ended June 30, 2008 compared to $66 per barrel during the three months ended June 30, 2007.

Natural gas production during the three months ended June 30, 2008 was approximately 112 thousand mcf compared to 51 thousand mcf, during the three months ended June 30, 2007.    During the three months ended June 30, 2008, the Fund’s natural gas prices averaged $11.98 per mcf compared to approximately $8.17 per mcf during the three months ended June 30, 2007.

Oil and gas revenue for the six months ended June 30, 2008 was $3.0 million, a $1.9 million increase from the six months ended June 30, 2007.   The increase is attributable to an increase in production and sales volumes totaling $1.1 million and the impact of increased average prices totaling $0.8 million

The Fund’s wells produced approximately 3 thousand barrels of oil during the six months ended June 30, 2008.  During the six months ended June 30, 2007, oil production was approximately 3 thousand barrels.  The Fund’s oil prices averaged approximately $109 per barrel during the six months ended June 30, 2008 compared to $63 per barrel during the three months ended June 30, 2007.

Natural gas production during the six months ended June 30, 2008 was approximately 254 thousand mcf compared to 113 thousand mcf, during the six months ended June 30, 2007.    During the six months ended June 30, 2008, the Fund’s natural gas prices averaged $10.56 per mcf compared to approximately $7.90 per mcf during the six months ended June 30, 2007.

The increase in sales volumes for both the three and six months ended June 30, 2008 was attributable to the onset of production of West Cameron 76 A-1 and an increase in production at West Cameron 556, partially offset by the reduced production of East Cameron 299 .

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2008 was $0.6 million and $1.2 million, respectively, an increase of $0.2 million and $0.4 million from the three and six months ended June 30, 2007, respectively.  The increase is the result of an increase in gas production  partially offset by a decrease in oil production for the East Cameron 299/West Cameron 556 field.    The West Cameron 76A-1 well, which began production during the fourth quarter of 2007 also contributed to the increase.

Operating Expenses.  Operating expenses are comprised of geological and geophysical costs associated with the Fund’s acquisition of oil and gas properties and accretion expense related to asset retirement obligations.    For the three and six months ended June 30, 2008 and 2007, operating expenses were $0.1 million and $0.2 million, and $0.1 million and $0.2 million, respectively.  The increase is attributable to an increase in the East Cameron 299/West Cameron 556 field and the onset of production of the West Cameron 76 A-1 well in the fourth quarter of 2007.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund as detailed in the schedule below.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Accounting fees	$40	$43	$88	$94
Insurance	8	33	20	63
Management reimbursement and other	22	21	42	42
	$70	$97	$150	$199

Accounting fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund.  Insurance expense represents premiums related to well control insurance, which varies dependent upon drilling activity, and directors and officers liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and natural gas funds managed by the Manager. Management reimbursement and other expenses principally relates to a reimbursement to the Manager by the Fund for various administrative costs incurred by the Manager on the Funds behalf.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents.   For the three months ended June 30, 2008 interest income was $35 thousand, a $74 thousand decrease from $109 thousand for the three months ended June 30, 2007.

Interest income for the six months ended June 30, 2008 and 2007 was $0.1 million and $0.2 million, respectively, a decrease of $0.1 million.  The decreases are attributable to decreases in average outstanding balances earning interest due to ongoing capital expenditures coupled with a reduction in interest rates during the three and six months ended June 30, 2008 compared to the same period in 2007.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2008 were $2.7 million primarily related to revenue receipts of $3.1 million and interest income received of $0.1 million  partially offset by operating expenses of $0.3 million and general and administrative expenses of $0.2 million.

Cash flows provided by operating activities for the six months ended June 30, 2007 were $0.8 million primarily related to revenue receipts of $1.0 million and interest income received of $0.2 million, partially offset by operating expenses of $0.2 million and general and administrative expenses of $0.2 million each.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2008 were $2.4 million primarily related to capital expenditures for oil and gas properties.  In the six months ended June 30, 2008, the Fund increased its salvage fund investments by $15 thousand, which consisted of the interest earned on this fund.

Cash flows used in investing activities for the six months ended June 30, 2007 were $1.2 million primarily related to capital expenditures for oil and gas properties.  In the six months ended June 30, 2007, the Fund increased its salvage fund investments by $17 thousand, which consisted of the interest earned on this account.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2008 were $2.5 million related to distributions to shareholders.

Cash flows used in financing activities for the six months ended June 30, 2007 were $0.9 million related to distributions to shareholders.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2008, the Fund had commitments related to participation agreements totaling $0.6 million for properties.

When the Manager makes a decision for participation in a particular project, it assumes that the well will be successful and allocates enough capital to budget for the completion of that well and the additional development wells and infrastructure anticipated. If an exploratory well is deemed a dry-hole or if it is un-economical, the capital allocated to the completion of that well and to the development of additional wells is then reallocated to a new project or used to make additional investments.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, including capital expenditures, with existing cash on-hand and income earned from and cash and cash equivalents.

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

Suspension of MMS Royalty Relief

Under Mineral Management Services (“MMS”) rules, the Fund is eligible for annual royalty relief provided that the average New York Mercantile Exchange (“NYMEX”) sales price for shallow water, deep natural gas (“Average NYMEX Price”) does not exceed price thresholds established by the MMS, which will be published during the first quarter of 2009.  The Average NYMEX Price during the six months ended June 30, 2008 was $10.10.  Based upon current estimations of the 2008 price threshold by the MMS, in the event the Average NYMEX Price exceeds $10.68 for the second half of 2008, royalty relief would be suspended and the Fund would be obligated to pay its previously relieved MMS royalties.  In addition, the Fund’s future reserve estimates report for natural gas would be reduced by 16.67%.  The reduction in revenues resulting from an obligation to pay these royalties and subsequent reduction of proved reserves could have a material adverse effect on the Fund’s results of operations.  If the Average NYMEX Price is below the threshold established by the MMS, the Fund would not have an obligation to pay royalties for those properties which qualify for royalty relief and the reserve balances would not be reduced.  With regard to the shallow water, deep natural gas properties, there was no reduction in reserves for potential future royalties as of December 31, 2007 as a result of the average 2007 NYMEX price for gas being below the price threshold.

The Fund’s natural gas revenues for the six months ended June 30, 2008 would be reduced by $0.1 million if the 2008 annual Average NYMEX Price ultimately exceeds the price threshold established by the MMS.  At June 30, 2008, the Fund has not recorded a liability associated with this contingency, based upon the Manager’s assessment of its probability; however, the Fund has prepaid the MMS this amount to avoid the incurrence of potential interest charges.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at June 30, 2008 and December 31, 2007 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2008.

There has been no change in the Fund’s  internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Dated:	August 1, 2008			RIDGEWOOD ENERGY K FUND, LLC
		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 1, 2008
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)