Form 10-Q
period 2008-09-30
RIDGEWOOD ENERGY K FUND LLC
filed 2008-10-30
CIK 1285480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

There is no market for the shares. As of October 30, 2008 there are 480.7046 shares outstanding.

Part I - Financial Information
Item 1.  Financial Statements

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,383	$5,624
Production receivable	263	595
Other current assets	252	50
Total current assets	3,898	6,269
Salvage fund	1,155	1,133
Oil and gas properties:
Unproved properties	1,583	1,869
Proved properties	20,912	19,247
Less: accumulated depletion and amortization	(11,655)	(9,978)
Total oil and gas properties, net	10,840	11,138
Total assets	$15,893	$18,540
LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$129	$1,291
Accrued expenses payable	70	69
Total current liabilities	199	1,360
Asset retirement obligations	119	81
Total liabilities	318	1,441
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(290)	(290)
Retained earnings	903	404
Manager's total	613	114
Shareholders:
Capital contributions (534 shares authorized; 480.7046 issued and outstanding)	70,860	70,860
Syndication costs	(7,775)	(7,775)
Distributions	(9,477)	(6,074)
Accumulated deficit	(38,646)	(40,026)
Shareholders' total	14,962	16,985
Total members' capital	15,575	17,099
Total liabilities and members' capital	$15,893	$18,540

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue
Oil and gas revenue	$1,040	$540	$4,044	$1,597
Expenses
Depletion and amortization	435	463	1,677	1,281
Dry-hole costs	(2)	113	(18)	110
Operating expenses	140	69	401	239
General and administrative expenses	69	79	219	278
Total expenses	642	724	2,279	1,908
Income (loss) from operations	398	(184)	1,765	(311)
Other income
Interest income	27	102	114	318
Net income (loss)	$425	$(82)	$1,879	$7

Manager interest
Net income	$121	$54	$499	$153
Shareholder interest
Net income (loss)	$304	$(136)	$1,380	$(146)
Net income (loss) per share	$633	$(283)	$2,871	$(304)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2008	2007

Cash flows from operating activities
Net income	$1,879	$7
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	1,677	1,281
Dry-hole costs	(18)	110
Accretion expense	3	2
Changes in assets and liabilities:
Decrease (increase) in production receivable	332	(112)
Increase in other current assets	(202)	(28)
Increase in due to affiliates	-	15
Increase in due to operators	42	2
Increase (decrease) in accrued expenses payable	1	(96)
Net cash provided by operating activities	3,714	1,181

Cash flows from investing activities
Capital expenditures for oil and gas properties	(2,530)	(1,502)
Interest reinvested in salvage fund	(22)	(39)
Net cash used in investing activities	(2,552)	(1,541)

Cash flows from financing activities
Distributions	(3,403)	(1,337)
Net cash used in financing activities	(3,403)	(1,337)

Net decrease in cash and cash equivalents	(2,241)	(1,697)

Cash and cash equivalents, beginning of period	5,624	8,469
Cash and cash equivalents, end of period	$3,383	$6,772

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.     Organization and Purpose

The Ridgewood Energy K Fund, LLC ( the “Fund”), a Delaware limited liability company, was formed on March 1, 2004 and operates pursuant to a limited liability company agreement (the “LLC Agreement”) dated as of April 5, 2004 by and among Ridgewood Energy Corporation (the “Manager”) and the shareholders of the Fund. The Fund was organized to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico.

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

2.     Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2007 included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents
All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits.  At September 30, 2008 and December 31, 2007, bank balances exceeded federally insured limits, inclusive of the salvage fund, by $3.2 million and $5.4 million, respectively. At September 30, 2008, $1.2 million of the Fund’s uninsured balances were invested in money market accounts that invest solely in U.S. Treasury bills and notes.  The Fund maintains bank deposits with accredited financial institutions.

Effective October 3, 2008 through December 31, 2009, federally insured limits have been increased from $0.1 million to $0.25 million.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2008, the Fund had held-to-maturity investments within its salvage fund totaling $1.1 million.  Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value. The held-to-maturity investment held within the salvage fund at September 30, 2008 matures in February 2012.

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

The successful efforts method of accounting for oil and gas producing activities is followed. Acquisition costs are capitalized when incurred.  Other oil and gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred.  The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves.  If proved commercial reserves have not been found, exploratory drilling costs are expensed to dry-hole expense.  Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of crude oil and gas, are capitalized.  Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

Upon the sale or retirement of a proved property, the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized.  Upon the sale or retirement of an unproved property, gain or loss on the sale is recognized.  The Manager does not currently intend to sell any of the Fund’s property interests.

Capitalized acquisition costs of producing oil and gas properties are depleted by the unit-of-production method.

As of September 30, 2008, amounts recorded in due to operators totaling $0.1 million related to capital expenditures for oil and gas property, which were principally paid during the fourth quarter of 2008.

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in a well or a project may require it to make a payment to the seller for the Fund’s right, title and interest.  The Fund may be required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As drilling costs are incurred, the advances are transferred to unproved properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.   The table below presents changes in the asset retirement obligations for the nine months ended September 30, 2008 and the year ended December 31, 2007.

	September 30, 2008	December 31, 2007
	(in thousands)
Balance - Beginning of period	$81	$78
Liabilities incurred	35	-
Liabilities settled	-	-
Accretion expense	3	3
Balance - End of period	$119	$81

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Syndication Costs
Syndication costs are direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers, which are reflected on the Fund’s balance sheet as a reduction of shareholders’ capital.

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

Impairment of Long-Lived Assets
In accordance with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.  During the nine months ended September 30, 2008 and 2007, no impairments were recorded.

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

As of September 30, 2008, the Fund had two properties, Vermilion 344 and South Marsh Island 111, with capitalized expenditures in excess of one year.  Both projects have been determined to be successful, and production facilities are being completed, with production expected during the fourth quarter of 2008.  Capitalized exploratory well costs related to Vermillion 344 at September 30, 2008 and December 31, 2007 were $0.9 million and $0.5 million, respectively.  Capitalized exploratory well costs related to South Marsh Island 111 at September 30, 2008 and December 31, 2007 were $0.7 million and $0.4 million, respectively.  The following table reflects the net changes in unproved properties for the nine months ended September 30, 2008 and the year ended December 31, 2007.

	September 30, 2008	December 31, 2007
	(in thousands)
Balance - Beginning of the period	$1,869	$74
Additions to capitalized exploratory well costs pending the determination of proved reserves	807	1,795
Reclassification to proved properties based on the determination of proved reserves	(1,093)	-
Capitalized exploratory well costs charged to dry-hole costs	-	-
Balance - End of the period	$1,583	$1,869

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  During the three and nine months ended September 30, 2008 and the nine months ended September 30, 2007, certain wells received credits from their respective operators upon review and audits of the wells costs performed by working interest owners.  Dry-hole costs, inclusive of credits, are detailed in the table below.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2008	2007	2008	2007
	(in thousands)
Mobile 946	$-	$1	$(22)	$(2)
Ship Shoal 81 #1	(2)	112	4	112
	$(2)	$113	$(18)	$110

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

Distributions to the Fund’s shareholders during the nine months ended September 30, 2008 and 2007 were $3.4 million and $1.3 million, respectively.

The Manager received no distributions for the nine months ended September 30, 2008 and 2007.

6.     Related Parties

The Fund’s LLC Agreement provides that the Manager render management, administrative and advisory services, for which the Manager is entitled to receive a management fee.  Beginning on October 1, 2005 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs totaled $20 thousand and $60 thousand for each of the three and nine months ended September 30, 2008 and 2007, respectively.  The costs were included in general and administrative expenses for the three and nine months ended September 30, 2008 and 2007.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At September 30, 2008 there were no such amounts outstanding.  At December 31, 2007, $7 thousand was due from the Manager, which was included in other current assets.   The December 31, 2007 balance was received from the Manager during the first quarter of 2008.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and gas projects with other entities that are likewise managed by the Manager.

7.     Fair Value of Financial Instruments and Measurements

As of September 30, 2008 and December 31, 2007, the carrying value of cash and cash equivalents, salvage fund, production receivable and accrued expenses approximate fair value.

8.     Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2008, the Fund had committed to spend an additional $0.5 million relating to its investment properties.

Environmental Considerations
The exploration for and development of oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

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

Suspension of MMS Royalty Relief

Under Mineral Management Services (“MMS”) rules, the Fund is eligible for annual royalty relief provided that the average New York Mercantile Exchange (“NYMEX”) sales price for shallow water, deep gas (“Average NYMEX Price”) does not exceed price thresholds established by the MMS, which will be published during the first quarter of 2009.  The Average NYMEX Price during the nine months ended September 30, 2008 was $9.73.  Based upon current estimations of the 2008 price threshold by the MMS, in the event the Average NYMEX Price exceeds $12.15 for the fourth quarter of 2008, royalty relief would be suspended and the Fund would be obligated to pay its previously relieved MMS royalties.  In addition, the Fund’s future reserve estimates report for gas would be reduced by 16.67%.  The reduction in revenues resulting from an obligation to pay these royalties and subsequent reduction of proved reserves could have a material adverse effect on the Fund’s results of operations.  If the Average NYMEX Price is below the threshold established by the MMS, the Fund would not have an obligation to pay royalties for those properties which qualify for royalty relief and the reserve balances would not be reduced.  With regard to the shallow water, deep gas properties, there was no reduction in reserves for potential future royalties as of December 31, 2007 as a result of the average 2007 NYMEX price for gas being below the price threshold.

The Fund’s gas revenues for the nine months ended September 30, 2008 would be reduced by $0.1 million if the 2008 annual Average NYMEX Price ultimately exceeds the price threshold established by the MMS.  At September 30, 2008, the Fund has not recorded a liability associated with this contingency, based upon the Manager’s assessment of its probability; however, the Fund has prepaid the MMS this amount, which is included in other current assets, to avoid the incurrence of potential interest charges.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy K Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Examples of such events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing of oil and gas, the cost and availability of equipment, and changes in governmental regulations.  The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.   No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2007 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on March 1, 2004 to acquire interests primarily in oil and gas projects located in the U.S. waters of the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management and control of Fund operations. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and gas exploration and development projects in the Gulf of Mexico.

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

Recent hurricane activity in the Gulf of Mexico has not caused material damage to any of the Fund’s wells or facilities.  However, damage to certain pipelines, coastal refineries and gas processing plants have caused certain wells to be shut-down for several weeks or months.  Accordingly, several of the Fund’s producing properties generated little or no revenue during the month of September and certain of the Fund’s wells were offline for an additional period during October.  The reserves associated with these properties remain intact and the value of the properties is recoverable.  The delay in production and revenue resulted in the delay in the payment of distributions related to certain properties.

Successful Projects
LLOG Projects
In October 2006, the Fund acquired a 3.75% working interest in each of six exploratory wells to be drilled by LLOG Exploration Company (“LLOG”) off the coast of Louisiana.  Of the six wells, the Fund elected not to proceed with one well and one well was determined to be a dry hole.

The remaining four LLOG wells, as detailed below, have been determined to be successful and completion efforts are ongoing for two wells.  The total budget for these projects is approximately $3.3 million, of which $2.8 million has been spent through September 30, 2008.

South Marsh Island 111	Discovery July 2007; Production expected December 2008
Vermilion 344	Discovery January 2007; Production expected November 2008
West Delta 68	Discovery March 2007; Production commenced July 2008; shut-in for approximately three weeks during September 2008 due to hurricane activity
West Delta 67	Discovery November 2007; Production commenced July 2008; shut-in for approximately three weeks during September 2008 due to hurricane activity

East Cameron 299 / West Cameron 556
In 2005, the Fund acquired from Millennium Offshore Group (“MOGI”) a 10% working interest in the East Cameron 299 field (“EC299”), of which the C-10 well was already proven, the C-11 well was drilling and the C-12 well was to be drilled, for $15 million.  At the same time the Fund also acquired from MOGI a 20% working interest in West Cameron 556.  During 2005, MOGI sold its interests in the EC299 and WC556 properties and the wells are now operated by ATP Oil and Gas Corporation (“ATP”).   The EC299 C-11 well is currently shut-in with plans for a workover.  The C-12 well was drilled and was determined to be dry in May 2005.

Production rates continue to decline on the EC299 C-10 and West Cameron 556 projects.    To date, the Fund has recorded impairments of $12.7 million related to the East Cameron 299 C-10, East Cameron 299 C-11, and West Cameron 556 wells.  The Fund recorded no impairments during the nine months ended September 30, 2008.   The Fund currently plans to workover the C-11 well at a cost of $0.2 million and is awaiting availability of a rig.  The Fund will perform maintenance work on the C-10 well once the C-11 work is complete.  The estimated costs associated with the C-10 maintenance work have not been determined.  Both the EC 299 C-10 and the West Cameron 556 experienced a shut-down in production for several weeks in late-August 2008 and September 2008 due to hurricane activity.  Both wells resumed production during October 2008.

West Cameron 76 A-1
On October 15, 2007, the Fund acquired an 8.43% working interest in a workover on the West Cameron 76 A-1 well, which began producing in October 2007.  The West Cameron 76 A-1 well has not produced for approximately two months due to hurricane activity during late-August 2008 and September 2008.  Production resumed for West Cameron 76 A-1 in late-October 2008 after the completion of minor onshore gas processing plant repairs. The Fund has spent $2.0 million related to this property.

As indicated above in the business update, none of the Fund’s wells, including the West Cameron 76 A-1 well, were materially damaged as a result of recent hurricane activity in the Gulf of Mexico.  However, the pipeline utilized to transport West Cameron 76 A-1’s oil and gas production had suffered damage thereby shutting down its production.

As a result, this well was shut-in until the pipeline repairs were completed by its owner.  There is no cost to the Fund related to these repair activities, however, West Cameron 76 A-1 did not produce oil and gas or earn revenue during this period.  The West Cameron 76 A-1 well resumed production during late-October 2008.

Results of Operations

The following review of operations for the three and nine months ended September 30, 2008 and 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenue
Oil and gas revenue	$1,040	$540	$4,044	$1,597
Expenses
Depletion and amortization	435	463	1,677	1,281
Dry-hole costs	(2)	113	(18)	110
Operating expenses	140	69	401	239
General and administrative expenses	69	79	219	278
Total expenses	642	724	2,279	1,908
Income (loss) from operations	398	(184)	1,765	(311)
Other income
Interest income	27	102	114	318
Net income (loss)	$425	$(82)	$1,879	$7

As previously discussed in the Business Update, hurricane activity in the third quarter of 2008 did not cause material damage to any of the Fund’s wells or facilities, however, damage to certain pipelines, coastal refineries and gas processing plants have caused certain wells to be shut-down for several weeks or months.  Accordingly, revenues and depletion and amortization were affected in August 2008 and September 2008 and will continue to be affected during these periods of shut-down.

Oil and Gas Revenue. During the three months ended September 30, 2008, the Fund had five producing wells, East Cameron 299, West Cameron 556, West Cameron 76 A-1, West Delta 68 and West Delta 67 which came onto production September 2004, September 2005, October 2007, July 2008 and July 2008, respectively.

Oil and gas revenue for the three months ended September 30, 2008 was $1.0 million, a $0.5 million increase from the three months ended September 30, 2007.  The increase is attributable to an increase in production and sales volumes totaling $0.1 million coupled with the impact of increased average prices totaling $0.4 million.

The Fund’s wells produced approximately 2 thousand barrels of oil during the three months ended September 30, 2008 compared to approximately 1 thousand barrels of oil during the three months ended September 30, 2007.  The Fund’s oil prices averaged approximately $119 per barrel and approximately $78 per barrel during the three months ended September 30, 2008 and 2007, respectively.

Gas production during the three months ended September 30, 2008 was approximately 85 thousand mcf compared to 65 thousand mcf during the three months ended September 30, 2007.    The Fund’s gas prices averaged $10.34 per mcf and $6.65 per mcf during the three months ended September 30, 2008 and 2007, respectively.

Oil and gas revenue for the nine months ended September 30, 2008 was $4.0 million, a $2.4 million increase from the nine months ended September 30, 2007.   The increase is attributable to an increase in production and sales volumes totaling $1.2 million and the impact of increased average prices totaling $1.2 million

The Fund’s wells produced approximately 5 thousand barrels of oil during the nine months ended September 30, 2008 compared to approximately 4 thousand barrels during the nine months ended September 30, 2007.  The Fund’s oil prices averaged approximately $113 per barrel and approximately $68 per barrel during the nine months ended September 30, 2008 and 2007, respectively.

Gas production during the nine months ended September 30, 2008 was approximately 336 thousand mcf compared to 178 thousand mcf, during the nine months ended September 30, 2007.  The Fund’s gas prices averaged $10.53 per mcf and $7.46 per mcf during the nine months ended September 30, 2008 and 2007, respectively.

The increase in sales volumes for both the three and nine months ended September 30, 2008 was attributable to the onset of production of West Cameron 76 A-1 during October 2007 and West Delta 68 and West Delta 67 during July 2008, partially offset by a hurricane-related decrease in production at West Cameron 556 and by the reduced production of East Cameron 299.  See “Business Update” for additional discussion.

Depletion and Amortization.  For the three months ended September 30, 2008 and 2007, depletion and amortization was $0.4 million and $0.5 million, respectively.  The decrease is due to a reduction in oil and gas production for the East Cameron/West Cameron 556 field, partially offset by the onset of production of the West Cameron 76 A-1 well during the fourth quarter of 2007 and the West Delta 68 and 67 wells began production during the third quarter of 2008.   For the nine months ended September 30, 2008 and 2007, depletion and amortization was $1.7 million and $1.3 million, respectively.  The increase is due to the onset of production of the West Cameron 76 A-1 well and the West Delta 68 and 67 wells coupled with an increase in gas production for the East Cameron 299/West Cameron 556 field partially offset by a decrease in oil production at the East Cameron 299/West Cameron 556 field.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing oil or gas in sufficient quantities to justify completion of the well.  During the three and nine months ended September 30, 2008 and the nine months ended September 30, 2007, certain wells received credits from their respective operators upon review and audits of the wells’ costs.  The following table summarizes dry-hole costs, inclusive of credits.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2008	2007	2008	2007
	(in thousands)
Mobile 946	$-	$1	$(22)	$(2)
Ship Shoal 81 #1	(2)	112	4	112
	$(2)	$113	$(18)	$110

Operating Expenses. Operating expenses represent the costs of operating and maintaining wells and related facilities, geological costs and accretion expense related to asset retirement obligations, as detailed in the schedule below.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Lease operating expenses	$139	$66	$397	$227
Geological costs	-	3	1	10
Accretion	1	-	3	2
	$140	$69	$401	$239

Lease operating expenses for the three and nine months ended September 30, 2008 were primarily related to expenditures for the East Cameron 299/West Cameron 556 field and the onset of production for the West Cameron 76 A-1 well in the fourth quarter of 2007 and the onset of production for the West Delta 68 and West Delta 67 wells during the third quarter of 2008.  Lease operating expenses for the three and nine months ended September 30, 2007 were related to the East Cameron 299/West Cameron 556 field.  Geological costs for the nine months ended September 30, 2008 related primarily to geological surveys for Vermillion 344 and West Delta 68.  Geological costs for the three and nine months ended September 30, 2007 related primarily to geological surveys for South Marsh Island 111, Ship Shoal 81 and West Delta 67.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund as detailed in the schedule below.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Accounting fees	$32	$39	$120	$133
Insurance	16	20	36	83
Management reimbursement and other	21	20	63	62
	$69	$79	$219	$278

Accounting fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund.  Insurance expense represents premiums related to producing well and well control insurance, which varies dependent upon the number of wells producing  and/or drilling and directors and officer’s liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and gas funds managed by the Manager.  Management reimbursement and other expenses principally relates to a reimbursement to the Manager by the Fund for various administrative costs incurred by the Manager on the Funds behalf.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents.   For the three months ended September 30, 2008 interest income was $27 thousand, a $75 thousand decrease from $102 thousand for the three months ended September 30, 2007.  Interest income for the nine months ended September 30, 2008 was $0.1 million, a $0.2 million decrease from $0.3 million for the nine months ended September 30, 2007.  The decreases are attributable to a reduction in average outstanding balances earning interest due to ongoing capital expenditures during the period coupled with a reduction in interest rates.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2008 were $3.7 million primarily related to revenue receipts of $4.4 million coupled with interest income received of $0.1 million.  These cash receipts were partially offset by operating expenses of $0.4 million, general and administrative expenses of $0.2 million and prepaid MMS amounts of $0.2 million.

Cash flows provided by operating activities for the nine months ended September 30, 2007 were $1.2 million primarily related to revenue receipts of $1.5 million and interest income received of $0.3 million, partially offset by operating expenses of $0.2 million, general and administrative expenses of $0.3 million and unfavorable working capital of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2008 were $2.6 million primarily related to capital expenditures for oil and gas properties of $2.5 million.  Additionally, the Fund increased its salvage fund investments by $22 thousand, which consisted of the interest earned on this account.

Cash flows used in investing activities for the nine months ended September 30, 2007 were $1.5 million primarily related to capital expenditures for oil and gas properties.  Additionally, the Fund increased its salvage fund investments by $39 thousand, which consisted of the interest earned on this account.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2008 were $3.4 million related to distributions to shareholders.

Cash flows used in financing activities for the nine months ended September 30, 2007 were $1.3 million related to distributions to shareholders.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2008, the Fund had commitments related to participation agreements totaling $0.5 million for its investment properties.

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

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, including capital expenditures, with existing cash on-hand and income earned therefrom.

Distributions are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and Fund operations.

The capital raised by the Fund in its private placement is more than likely all the capital it will be able to obtain for investments in projects. The number of projects in which the Fund can invest will naturally be limited and each unsuccessful project the Fund experiences, if any, will not only reduce its ability to generate revenue, but also exhaust its limited supply of capital. Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

Suspension of MMS Royalty Relief

Under Mineral Management Services (“MMS”) rules, the Fund is eligible for annual royalty relief provided that the average New York Mercantile Exchange (“NYMEX”) sales price for shallow water, deep gas (“Average NYMEX Price”) does not exceed price thresholds established by the MMS, which will be published during the first quarter of 2009.  The Average NYMEX Price during the nine months ended September 30, 2008 was $9.73.  Based upon current estimations of the 2008 price threshold by the MMS, in the event the Average NYMEX Price exceeds $12.15 for the fourth quarter of 2008, royalty relief would be suspended and the Fund would be obligated to pay its previously relieved MMS royalties.  In addition, the Fund’s future reserve estimates report for gas would be reduced by 16.67%.  The reduction in revenues resulting from an obligation to pay these royalties and subsequent reduction of proved reserves could have a material adverse effect on the Fund’s results of operations.  If the Average NYMEX Price is below the threshold established by the MMS, the Fund would not have an obligation to pay royalties for those properties which qualify for royalty relief and the reserve balances would not be reduced.  With regard to the shallow water, deep gas properties, there was no reduction in reserves for potential future royalties as of December 31, 2007 as a result of the average 2007 NYMEX price for gas being below the price threshold.

The Fund’s gas revenues for the nine months ended September 30, 2008 would be reduced by $0.1 million if the 2008 annual Average NYMEX Price ultimately exceeds the price threshold established by the MMS.  At September 30, 2008, the Fund has not recorded a liability associated with this contingency, based upon the Manager’s assessment of its probability; however, the Fund has prepaid the MMS this amount to avoid the incurrence of potential interest charges.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at September 30, 2008 and December 31, 2007 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2008.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Dated:	October 30, 2008			RIDGEWOOD ENERGY K FUND, LLC
		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 30, 2008
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)