Form 10-Q
period 2009-03-31
RIDGEWOOD ENERGY K FUND LLC
filed 2009-04-29
CIK 1285480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no market for the shares. As of April 29, 2009 there are 480.7046 shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,318	$3,295
Production receivable	278	422
Other current assets	25	185
Total current assets	3,621	3,902
Salvage fund	1,169	1,162
Oil and gas properties:
Unproved properties	-	807
Proved properties	23,335	22,216
Less: accumulated depletion and amortization	(14,091)	(12,904)
Total oil and gas properties, net	9,244	10,119
Total assets	$14,034	$15,183

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$208	$245
Accrued expenses	49	46
Total current liabilities	257	291
Asset retirement obligations	472	348
Total liabilities	729	639
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(290)	(290)
Retained earnings	1,066	982
Manager's total	776	692
Shareholders:
Capital contributions (534 shares authorized; 480.7046 issued and outstanding)	70,860	70,860
Syndication costs	(7,775)	(7,775)
Distributions	(10,593)	(9,887)
Accumulated deficit	(39,963)	(39,346)
Shareholders' total	12,529	13,852
Total members' capital	13,305	14,544
Total liabilities and members' capital	$14,034	$15,183

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2009	2008
Revenue
Oil and gas revenue	$868	$1,527
Expenses
Depletion and amortization	989	684
Impairment of proved properties	198	-
Operating expenses	155	157
General and administrative expenses	75	80
Total expenses	1,417	921
(Loss) income from operations	(549)	606
Other income
Interest income	16	52
Net (loss) income	$(533)	$658

Manager interest
Net income	$84	$188
Shareholder interest
Net (loss) income	$(617)	$470
Net (loss) income per share	$(1,286)	$978

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2009	2008

Cash flows from operating activities
Net (loss) income	$(533)	$658
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion and amortization	989	684
Dry-hole costs	-	6
Impairment of proved properties	198	-
Accretion expense	2	1
Changes in assets and liabilities:
Decrease (increase) in production receivable	144	(123)
Decrease in other current assets	160	9
Increase in due to operators	7	38
Increase (decrease) in accrued expenses payable	3	(17)
Net cash provided by operating activities	970	1,256

Cash flows from investing activities
Capital expenditures for oil and gas properties	(234)	(1,650)
Interest reinvested in salvage fund	(7)	(9)
Net cash used in investing activities	(241)	(1,659)

Cash flows from financing activities
Distributions	(706)	(1,072)
Net cash used in financing activities	(706)	(1,072)

Net increase (decrease) in cash and cash equivalents	23	(1,475)

Cash and cash equivalents, beginning of period	3,295	5,624
Cash and cash equivalents, end of period	$3,318	$4,149

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

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

2.	Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2008 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to property balances, determination of proved reserves, impairments and asset retirement obligations.  Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits.  At March 31, 2009 bank balances exceeded federally insured limits by $2.6 million, of which $1.1 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.  Effective October 2008 through December 31, 2009, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits.  Additionally, non-interest bearing deposits are fully insured during this period.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At March 31, 2009, the Fund had a held-to-maturity investment within its salvage fund totaling $1.1 million, which matures in February 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

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

As of March 31, 2009 and December 31, 2008, amounts recorded in due to operators totaling $0.2 million related to capital expenditures for oil and gas properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.   The following table presents changes in asset retirement obligations for the three months ended March 31, 2009 and the year ended December 31, 2008.

	March 31, 2009	December 31, 2008
	(in thousands)
Balance - Beginning of period	$348	$81
Liabilities incurred	122	183
Liabilities settled	-	-
Accretion expense	2	5
Revision to prior estimate	-	79
Balance - End of period	$472	$348

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Syndication Costs
Syndication costs are direct costs incurred by the Fund in connection with the offering of the Fund’s shares, including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers, which are reflected on the Fund’s balance sheet as a reduction of shareholders’ capital.

Revenue Recognition and Imbalances
Oil and gas revenues are recognized when oil and gas is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

The Fund uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the under-produced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production.  As of March 31, 2009 and December 31, 2008, there were no material oil or gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the end of each period.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to “fair value,” which is determined using net discounted future cash flows from the producing property.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  Given the volatility of oil and gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term.  If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur. As of March 31, 2009, the Fund recorded an impairment of $0.2 million relating to Vermilion 344, which was attributable to lower oil and gas commodity prices.

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

Income and Expense Allocation
Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses, such as dry-hole costs, trust fees, depletion and amortization, which are allocated 99% to shareholders and 1% to the Manager.

3.	Recent Accounting Standards

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K.  The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations.  The final rules are effective for fiscal years ending on or after December 31, 2009.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (“SFAS No.157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  SFAS No. 157 had originally been effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB has agreed on a one year deferral for all non-financial assets and liabilities. On January 1, 2008, the Fund adopted SFAS No. 157 for financial assets and liabilities.

4.	Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At March 31, 2009, the Fund had no capitalized exploratory well costs.  The following table reflects the net changes in unproved properties for the three months ended March 31, 2009 and the year ended December 31, 2008.

	March 31, 2009	December 31, 2008
	(in thousands)
Balance - Beginning of period	$807	$1,869
Additions to capitalized exploratory well costs pending the determination of proved reserves	234	1,230
Reclassification to proved properties based on the determination of proved reserves	(1,041)	(2,292)
Capitalized exploratory well costs charged to dry-hole costs	-	-
Balance - End of period	$-	$807

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. There were no dry-hole costs during the three months ended March 31, 2009. Dry-hole costs of $6 thousand for the three months ended March 31, 2008 are included in operating expenses.

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

Effective October 1, 2005 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, totaling $20 thousand for each of the three months ended March 31, 2009 and 2008, were included in general and administrative expenses.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At March 31, 2009 and December 31, 2008 there were no such amounts outstanding.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.	Fair Value of Financial Instruments

As of March 31, 2009 and December 31, 2008, cash and cash equivalents, production receivable, salvage fund and accrued expenses are recorded at cost, which approximates fair value due to their short-term nature.

8.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2009, the Fund had no commitments related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

Insurance Coverage
The Fund is subject to all risks inherent in the exploration for and development of oil and gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage. The occurrence of an event that is not insured or not fully insured could have an adverse impact upon earnings and financial position.  Moreover, insurance is obtained as a package covering all of the funds managed by the Manager.  Claims made by other funds can reduce or eliminate insurance for the Fund.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2008 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on March 1, 2004 to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”), a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash for distribution to its shareholders through the acquisition of “working interests” in the exploration, production and sale of oil and natural gas.

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

Business Update

The Fund owns working interests and has participated in the drilling of fourteen wells, seven have been determined to be successful and seven have been determined to be dry-holes.

Successful Projects
LLOG Projects
The Fund acquired a 3.75% working interest in each of six exploratory wells, which are operated by LLOG Exploration Offshore, Inc. (“LLOG”), off the coast of Louisiana.  Of the six wells, the Fund elected not to proceed with one well and one well was determined to be a dry hole.

The remaining four LLOG wells, as detailed below, have been determined to be successful.  Through March 31, 2009, the Fund has spent $3.5 million related to these wells.  The Fund has recorded impairments related to Vermilion 344 totaling $0.8 million, of which $0.2 million of impairment expense was incurred during the three months ended March 31, 2009.

South Marsh Island 111	Discovery July 2007; Production commenced February 2009
Vermilion 344	Discovery January 2007; Production commenced December 2008
West Delta 68	Discovery March 2007; Production commenced July 2008
West Delta 67	Discovery November 2007; Production commenced July 2008

East Cameron 299 / West Cameron 556
The Fund acquired from Millennium Offshore Group (“MOGI”) a 10.0% working interest in the East Cameron 299 field and a 20.0% working interest in West Cameron 556 at a total cost of $30.3 million.  During 2005, MOGI sold its interests in the East Cameron 299 and West Cameron 556 wells.  These wells are currently operated by ATP Oil and Gas Corporation.   Within the East Cameron 299/West Cameron 556 field, there are currently two producing wells and one well is shut in pending a workover.

Production rates, while significantly reduced from levels in prior years, have stabilized for the East Cameron 299 and West Cameron 556 wells.  To date, the Fund has recorded impairments of $12.7 million related to these properties.  No impairments were recorded during the three months ended March 31, 2009   The Fund currently plans to workover the C-11 well at a cost of $0.2 million and is awaiting availability of a rig.  The Fund will perform maintenance work on the C-10 well once the work on the C-11 well is complete.  The estimated costs associated with the C-10 maintenance work have not been determined.

West Cameron 76 A-1
The Fund acquired an 8.43% working interest in a workover on the West Cameron 76 A-1 well, which began producing in October 2007.  The West Cameron 76 A-1 well is operated by BHP Billiton Petroleum (Americas) Inc.  The Fund has spent $1.8 million related to this property.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2009 and 2008 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in part I of this Quarterly Report.

	Three months ended March 31,
	2009	2008
	(in thousands)
Revenue
Oil and gas revenue	$868	$1,527
Expenses
Depletion and amortization	989	684
Impairment of proved properties	198	-
Operating expenses	155	157
General and administrative expenses	75	80
Total expenses	1,417	921
(Loss) income from operations	(549)	606
Other income
Interest income	16	52
Net (loss) income	$(533)	$658

Three months ended March 31, 2009 compared to the Three months ended March 31, 2008

Overview.  During the three months ended March 31, 2009 the Fund had seven producing wells, East Cameron 299, which came onto production in September 2004, West Cameron 556, which came onto production in September 2005, West Cameron 76 A-1, which came onto production in October 2007, West Delta 67/68, which came onto production in July 2008, Vermilion 344, which came onto production in December 2008 and South Marsh Island 111, which came onto production in February 2009. During the three months ended March 31, 2008, the Fund had three producing wells.

Oil and Gas Revenue. Oil and gas revenue for the three months ended March 31, 2009 was $0.9 million, a $0.7 million decrease from the three months ended March 31, 2008.  The decrease is attributable to the impact of decreased average prices totaling $0.9 million, partially offset by an increase in sales volumes totaling $0.2 million.

The Fund sold 2 thousand barrels of oil during each of the three months ended March 31, 2009 and 2008.  The Fund’s oil prices averaged $42 per barrel and $99 per barrel during the three months ended March 31, 2009 and 2008, respectively.

The Fund sold 165 thousand mcf of gas during the three months ended March 31, 2009 compared to 144 thousand mcf during the three months ended March 31, 2008.    The Fund’s gas prices averaged $4.81 per mcf and $9.44 per mcf during the three months ended March 31, 2009 and 2008, respectively.

The increase in gas volume during the three months ended March 31, 2009 compared to the three months ended March 31, 2008, is primarily attributable to the timing of the onset of production of the Fund’s wells, as discussed above in “Overview”.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2009 and 2008, was $1.0 million and $0.7 million, respectively.  The increase resulted from the timing of the onset of production of the Fund’s wells.

Impairment of Proved Properties.  During the three months ended March 31, 2009, the Fund recorded an impairment to proved properties of $0.2 million, relating to Vermilion 344, which was attributable to lower oil and gas commodity prices.

Operating Expenses. Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs, accretion expense and dry-hole costs as detailed in the following table.

	Three months ended March 31,
	2009	2008
	(in thousands)
Lease operating expenses	$153	$150
Accretion expense	2	1
Dry-hole costs	-	6
	$155	$157

Lease operating expenses for the three months ended March 31, 2009 were related to the East Cameron 299/West Cameron 556 field, West Cameron 76 A-1, West Delta 68/67, Vermilion 344 and South Marsh Island 111.  Lease operating expenses for the three months ended March 31, 2008 were related to the East Cameron 299/West Cameron 556 field and West Cameron 76 A-1.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2009	2008
	(in thousands)
Accounting fees	$35	$48
Management reimbursement and other	22	20
Insurance expense	18	12
	$75	$80

Accounting fees represent annual audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Management reimbursement and other expenses relate primarily to reimbursements to the Manager for various administrative costs incurred on the Fund’s behalf.  Insurance expense represents premiums related to producing well and control of well insurance, which varies dependent upon the number of wells producing or drilling, and director’s and officers’ liability insurance.

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities within the Fund’s salvage fund.  Interest income for the three months ended March 31, 2009, was $16 thousand, a $36 thousand decrease from the three months ended March 31, 2008.  The decrease was attributable to a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2009 were $1.0 million, primarily related to revenue receipts of $1.0 million, $0.1 million received as a refund of estimated royalty payments made in 2008 and favorable working capital of $0.1 million, partially offset by operating and general and administrative expenses totaling $0.2 million.

Cash flows provided by operating activities for the three months ended March 31, 2008 were $1.3 million, primarily related to revenue receipts of $1.4 million, interest income received of $0.1 million and favorable working capital of $0.1 million, partially offset by operating and general and administrative expenses totaling $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2009 were $0.2 million, primarily related to capital expenditures for oil and gas properties.  Additionally, the Fund increased its salvage fund investments by $7 thousand, which consisted of the interest earned on this account.

Cash flows used in investing activities for the three months ended March 31, 2008 were $1.7 million, primarily related to capital expenditures for oil and gas properties.  Additionally, the Fund increased its salvage fund investments by $9 thousand, which consisted of the interest earned on this account.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2009 were $0.7 million related to distributions to shareholders.

Cash flows used in financing activities for the three months ended March 31, 2008 were $1.1 million related to distributions to shareholders.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2009, the Fund has no commitments related to its investment properties.

When the Manager makes a decision to participate in a particular project, it assumes that the well will be successful and allocates enough capital to budget for the completion of that well and the additional development wells and infrastructure anticipated. If an exploratory well is deemed a dry hole or if it is un-economical, the capital allocated to the completion of that well and to the development of additional wells is then reallocated to a new project or used to make additional investments.

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

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, including capital expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom.

Distributions are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and the Fund’s operations.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of March 31, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts. No contractual obligations exist at March 31, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in the Fund’s most recent Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Title of Exhibit	Method of Filing
31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith
31.2	Certification of Kathleen P. McSherry, Chief Financial Officer of the Fund, pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith
32
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Chief Financial Officer of the Fund
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	April 29, 2009			RIDGEWOOD ENERGY K FUND, LLC
		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	April 29, 2009
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)