Form 10-Q
period 2009-06-30
RIDGEWOOD ENERGY K FUND LLC
filed 2009-07-29
CIK 1285480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web sit, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no market for the shares. As of July 28, 2009 there are 480.7046 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,964	$3,295
Production receivable	248	422
Other current assets	6	185
Total current assets	3,218	3,902
Salvage fund	1,175	1,162
Oil and gas properties:
Unproved properties	-	807
Proved properties	23,367	22,216
Less: accumulated depletion and amortization	(14,864)	(12,904)
Total oil and gas properties, net	8,503	10,119
Total assets	$12,896	$15,183

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$169	$245
Accrued expenses	72	46
Total current liabilities	241	291
Asset retirement obligations	474	348
Total liabilities	715	639

Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(290)	(290)
Retained earnings	1,110	982
Manager's total	820	692
Shareholders:
Capital contributions (534 shares authorized; 480.7046 issued and outstanding)	70,860	70,860
Syndication costs	(7,775)	(7,775)
Distributions	(11,296)	(9,887)
Accumulated deficit	(40,428)	(39,346)
Shareholders' total	11,361	13,852
Total members' capital	12,181	14,544
Total liabilities and members' capital	$12,896	$15,183

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue
Oil and gas revenue	$571	$1,477	$1,439	$3,004
Expenses
Depletion and amortization	773	558	1,762	1,242
Impairment of proved properties	-	-	198	-
Operating expenses	159	88	314	245
General and administrative expenses	72	70	147	150
Total expenses	1,004	716	2,421	1,637
(Loss) income from operations	(433)	761	(982)	1,367
Other income
Interest income	12	35	28	87
Net (loss) income	$(421)	$796	$(954)	$1,454

Manager interest
Net income	$44	$190	$128	$378
Shareholder interest
Net (loss) income	$(465)	$606	$(1,082)	$1,076
Net (loss) income per share	$(967)	$1,260	$(2,251)	$2,238

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2009	2008

Cash flows from operating activities
Net (loss) income	$(954)	$1,454
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion and amortization	1,762	1,242
Dry-hole costs	-	(16)
Impairment of proved properties	198	-
Accretion expense	4	2
Changes in assets and liabilities:
Decrease in production receivable	174	128
Decrease (increase) in other current assets	179	(108)
Increase in due to operators	16	10
Increase (decrease) in accrued expenses	26	(23)
Net cash provided by operating activities	1,405	2,689

Cash flows from investing activities
Capital expenditures for oil and gas properties	(314)	(2,405)
Interest reinvested in salvage fund	(13)	(15)
Net cash used in investing activities	(327)	(2,420)

Cash flows from financing activities
Distributions	(1,409)	(2,461)
Net cash used in financing activities	(1,409)	(2,461)

Net decrease in cash and cash equivalents	(331)	(2,192)

Cash and cash equivalents, beginning of period	3,295	5,624
Cash and cash equivalents, end of period	$2,964	$3,432

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

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

2.	Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2008 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The Fund has assessed the impact of subsequent events through July 28, 2009, the date of the issuance of its financial statements, and has concluded that there were no such events that require adjustment to, or disclosure in, the notes to the financial statements.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits.  At June 30, 2009, bank balances exceeded federally insured limits by $1.6 million, of which $0.1 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.  Effective October 2008 through December 31, 2013, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits.  Additionally, non-interest bearing deposits are fully insured through December 31, 2009, after which they will be included in the $0.25 million limits.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2009, the Fund had a held-to-maturity investment within its salvage fund totaling $1.1 million, which matures in February 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

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

As of June 30, 2009 and December 31, 2008, amounts recorded in due to operators totaling $0.1 million and $0.2 million, respectively, related to capital expenditures for oil and gas properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.   The following table presents changes in asset retirement obligations for the six months ended June 30, 2009 and the year ended December 31, 2008.
	June 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$348	$81
Liabilities incurred	122	183
Liabilities settled	-	-
Accretion expense	4	5
Revision to prior estimate	-	79
Balance, end of period	$474	$348

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the end of each period.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to “fair value,” which is determined using net discounted future cash flows from the producing property.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  Given the volatility of oil and gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term.  If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur. During the six months ended June 30, 2009, the Fund recorded an impairment of $0.2 million related to Vermilion 344, which was attributable to lower oil and gas commodity prices.  The carrying value for Vermilion 344 of $0.8 million was written down to its fair value of $0.6 million. The fair value of the impaired wells was determined based on level 3 inputs under Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, (“SFAS No. 157”), which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.  There were no impairments during the three months ended June 30, 2009.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards CodificationTM as the source of GAAP to be applied to nongovernmental agencies.  SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for interim or annual periods ending after September 15, 2009.  SFAS 168 will not have a material impact on the Fund’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. SFAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. FSP FAS 115-2 and 124-2 was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. SFAS 157 also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“SFAS 157-2”).  SFAS 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Fund adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008 and for non-financial assets and non-financial liabilities effective January 1, 2009, which includes applying the provisions of SFAS 157 to (i) other non-financial assets measured at fair value in conjunction with impairment assessments; and (ii) asset retirement obligations initially measured at fair value. The adoption did not have a material impact on the Fund’s balance sheet, statement of operations, or statement of cash flows.

4.	Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2009, the Fund had no capitalized exploratory well costs in excess of one year.  The following table reflects the net changes in unproved properties for the six months ended June 30, 2009 and the year ended December 31, 2008.

	June 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$807	$1,869
Additions to capitalized exploratory well costs pending the determination of proved reserves	234	1,230
Reclassification to proved properties based on the determination of proved reserves	(1,041)	(2,292)
Capitalized exploratory well costs charged to dry-hole costs	-	-
Balance, end of period	$-	$807

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

Effective October 1, 2005 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, totaling $20 thousand and $40 thousand for each of the three and six months ended June 30, 2009 and 2008, respectively, were included in general and administrative expenses.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At June 30, 2009 and December 31, 2008 there were no such amounts outstanding.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.	Fair Value of Financial Instruments

As of June 30, 2009 and December 31, 2008, the carrying value of cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.

8.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2009, the Fund had committed to spend an additional $1.4 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

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

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects.  The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.

Business Update

The Fund owns working interests and has participated in the drilling of fifteen wells; seven are currently producing, one is currently shut-in and seven have been determined to be dry-holes.

Discoveries
LLOG Projects
The Fund acquired a 3.75% working interest in each of six exploratory wells, which are operated by LLOG Exploration Offshore, Inc. (“LLOG”), off the coast of Louisiana.  Of the six wells, the Fund elected not to proceed with one well and one well was determined to be a dry hole.

The remaining four LLOG wells, as detailed below, have been determined to be discoveries.  Through June 30, 2009, the Fund has spent $3.5 million related to these wells.  The Fund has recorded impairments related to Vermilion 344 totaling $0.8 million, of which $0.2 million of impairment expense was incurred during the six months ended June 30, 2009.

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

Production rates, while significantly reduced from levels in prior years, have stabilized for the East Cameron 299 and West Cameron 556 wells.  To date, the Fund has recorded impairments of $12.7 million related to these properties.  No impairments were recorded during the three and six months ended June 30, 2009   The Fund has developmental expenditures budgeted for the East Cameron 299/West Cameron 556 field totaling $1.4 million.

West Cameron 76 A-1
The Fund acquired an 8.43% working interest in a workover on the West Cameron 76 A-1 well, which began producing in October 2007.  The Fund has spent $1.8 million related to this well.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2009 and 2008 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Revenue
Oil and gas revenue	$571	$1,477	$1,439	$3,004
Expenses
Depletion and amortization	773	558	1,762	1,242
Impairment of proved properties	-	-	198	-
Operating expenses	159	88	314	245
General and administrative expenses	72	70	147	150
Total expenses	1,004	716	2,421	1,637
(Loss) income from operations	(433)	761	(982)	1,367
Other income
Interest income	12	35	28	87
Net (loss) income	$(421)	$796	$(954)	$1,454

Overview.  Since inception, the Fund has had seven wells come onto production: East Cameron 299 in 2004, West Cameron 556 in 2005, West Cameron 76 A-1 in 2007, West Delta 67/68 in July 2008, Vermilion 344 in December 2008 and South Marsh Island 111 in February 2009.

Oil and Gas Revenue. Oil and gas revenue for the three months ended June 30, 2009 was $0.6 million, a $0.9 million decrease from the three months ended June 30, 2008.  The decrease is attributable to the impact of decreased average prices totaling $1.1 million, partially offset by an increase in sales volumes totaling $0.2 million.

The Fund sold 1 thousand barrels of oil during each of the three months ended June 30, 2009 and 2008.  The Fund’s oil prices averaged $58 per barrel and $124 per barrel during the three months ended June 30, 2009 and 2008, respectively.

The Fund sold 128 thousand mcf of gas during the three months ended June 30, 2009 compared to 112 thousand mcf during the three months ended June 30, 2008.  The Fund’s gas prices averaged $3.89 per mcf and $11.98 per mcf during the three months ended June 30, 2009 and 2008, respectively.

Oil and gas revenue for the six months ended June 30, 2009 was $1.4 million, a $1.6 million decrease from the six months ended June 30, 2008.  The decrease is attributable to the impact of decreased average prices totaling $2.0 million, partially offset by an increase in sales volumes totaling $0.4 million.

The Fund sold 3 thousand barrels of oil during each of the six months ended June 30, 2009 and 2008.  The Fund’s oil prices averaged $48 per barrel and $109 per barrel during the six months ended June 30, 2009 and 2008, respectively.

The Fund sold 293 thousand mcf of gas during the six months ended June 30, 2009 compared to 254 thousand mcf during the six months ended June 30, 2008.  The Fund’s gas prices averaged $4.40 per mcf and $10.56 per mcf during the six months ended June 30, 2009 and 2008, respectively.

Oil and gas volume was favorably impacted in both the three and six month periods ended June 30, 2009 due to the onset of production of Vermilion 344 and South Marsh Island 111, as discussed above in “Overview”  This increase  was offset by lower oil and gas sales volumes by the Fund’s other producing wells.

Depletion and Amortization.  Depletion and amortization for the three months ended June 30, 2009 and 2008 was $0.8 million and $0.6 million, respectively.  Depletion and amortization for the six months ended June 30, 2009 and 2008 was $1.8 million and $1.2 million, respectively.  The increase resulted from the timing of the onset of production of the Fund’s wells.

Impairment of Proved Properties.  During the six months ended June 30, 2009, the Fund recorded an impairment to proved properties of $0.2 million, relating to Vermilion 344, which was attributable to lower oil and gas commodity prices.  There were no impairments recorded during the three months ended June 30, 2009 or during the three and six months ended June 30, 2008.

Operating Expenses. Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs, accretion expense and dry-hole costs as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Lease operating expenses	$157	$109	$310	$259
Accretion expense	2	1	4	2
Dry-hole costs	-	(22)	-	(16)
	$159	$88	$314	$245

Lease operating expenses for the three and six months ended June 30, 2009 and 2008 were related to the Fund’s producing properties during each period as outlined above in “Overview”.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  During the three and six months ended June 30, 2009 and 2008, the Fund received credits on certain wells from their respective operators upon review and audit of the well’s costs.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Accounting fees	$35	$40	$70	$88
Management reimbursement and other	19	22	41	42
Insurance expense	18	8	36	20
	$72	$70	$147	$150

Accounting fees represent annual audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Management reimbursement and other expenses relate primarily to reimbursements for various administrative costs incurred on the Fund’s behalf.  Insurance expense represents premiums related to producing well and control of well insurance, which varies dependent upon the number of wells producing or drilling, and director’s and officers’ liability insurance.

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities within the Fund’s salvage fund.  Interest income for the three months ended June 30 2009, was $12 thousand, a $23 thousand decrease from the three months ended June 30, 2008.  Interest income for the six months ended June 30, 2009, was $28 thousand, a $59 thousand decrease from the six months ended June 30, 2008.  The decrease was attributable to a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2009 were $1.4 million, primarily related to revenue receipts of $1.6 million, $0.1 million received as a refund of estimated royalty payments made in 2008 and favorable working capital of $0.1 million, partially offset by operating and general and administrative expenses totaling $0.4 million.

Cash flows provided by operating activities for the six months ended June 30, 2008 were $2.7 million, primarily related to revenue receipts of $3.1 million and interest income received of $0.1 million, partially offset by operating and general and administrative expenses of $0.5 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2009 were $0.3 million, primarily related to capital expenditures for oil and gas properties.  Additionally, the Fund increased its salvage fund investments by $13 thousand, which consisted of the interest earned on this account.

Cash flows used in investing activities for the six months ended June 30, 2008 were $2.4 million, primarily related to capital expenditures for oil and gas properties.  Additionally, the Fund increased its salvage fund investments by $15 thousand, which consisted of the interest earned on this account.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2009 were $1.4 million, related to distributions to shareholders.

Cash flows used in financing activities for the six months ended June 30, 2008 were $2.5 million, related to distributions to shareholders.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2009, the Fund had committed to spend an additional $1.4 million related to its investment properties.

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

Distributions are funded from cash flow from operations, as defined in the Fund’s limited liability company agreement, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and the Fund’s operations.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts. No contractual obligations exist at June 30, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY K FUND, LLC
Dated:	July 28, 2009	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	July 28, 2009	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)