Form 10-Q
period 2009-09-30
RIDGEWOOD ENERGY K FUND LLC
filed 2009-11-02
CIK 1285480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

There is no market for the shares. As of November 2, 2009 there are 480.7046 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,799	$3,295
Production receivable	207	422
Other current assets	37	185
Total current assets	3,043	3,902

Salvage fund	1,182	1,162

Oil and gas properties:
Unproved properties	-	807
Proved properties	23,363	22,216
Less: accumulated depletion and amortization	(15,528)	(12,904)
Total oil and gas properties, net	7,835	10,119

Total assets	$12,060	$15,183

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$175	$245
Accrued expenses	68	46
Total current liabilities	243	291
Asset retirement obligations	476	348
Total liabilities	719	639

Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(290)	(290)
Retained earnings	1,140	982
Manager's total	850	692

Shareholders:
Capital contributions (534 shares authorized; 480.7046 issued and outstanding)	70,860	70,860
Syndication costs	(7,775)	(7,775)
Distributions	(11,720)	(9,887)
Accumulated deficit	(40,874)	(39,346)
Shareholders' total	10,491	13,852
Total members' capital	11,341	14,544

Total liabilities and members' capital	$12,060	$15,183

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue
Oil and gas revenue	$470	$1,040	$1,909	$4,044

Expenses
Depletion and amortization	664	435	2,426	1,677
Impairment of proved properties	-	-	198	-
Operating expenses	161	138	475	383
General and administrative expenses	70	69	217	219
Total expenses	895	642	3,316	2,279

(Loss) income from operations	(425)	398	(1,407)	1,765

Other income
Interest income	9	27	37	114

Net (loss) income	$(416)	$425	$(1,370)	$1,879

Manager Interest
Net income	$30	$121	$158	$499

Shareholder Interest
Net (loss) income	$(446)	$304	$(1,528)	$1,380
Net (loss) income per share	$(928)	$633	$(3,179)	$2,871

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2009	2008

Cash flows from operating activities
Net (loss) income	$(1,370)	$1,879
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion and amortization	2,426	1,677
Dry-hole costs	-	(18)
Impairment of proved properties	198	-
Accretion expense	6	3
Changes in assets and liabilities:
Decrease in production receivable	215	332
Decrease (increase) in other current assets	148	(202)
Increase in due to operators	8	42
Increase in accrued expenses	22	1
Net cash provided by operating activities	1,653	3,714

Cash flows from investing activities
Capital expenditures for oil and gas properties	(296)	(2,530)
Interest reinvested in salvage fund	(20)	(22)
Net cash used in investing activities	(316)	(2,552)

Cash flows from financing activities
Distributions	(1,833)	(3,403)
Net cash used in financing activities	(1,833)	(3,403)

Net decrease in cash and cash equivalents	(496)	(2,241)

Cash and cash equivalents, beginning of period	3,295	5,624
Cash and cash equivalents, end of period	$2,799	$3,383

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

2.  Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2008 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The Fund has assessed the impact of subsequent events through November 2, 2009, the date of the issuance of its financial statements, and has concluded that there were no such events that require adjustment to, or disclosure in, the notes to the financial statements.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits.  At September 30, 2009, bank balances exceeded federally insured limits by $2.6 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.  Effective October 2008 through December 31, 2013, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits.  Additionally, non-interest bearing deposits are fully insured through December 31, 2009, after which they will be included in the $0.25 million limits.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2009, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.1 million, which mature in February 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

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

As of September 30, 2009 and December 31, 2008, amounts recorded in due to operators totaling $0.1 million and $0.2 million, respectively, related to capital expenditures for oil and gas properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.   The following table presents changes in asset retirement obligations for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$348	$81
Liabilities incurred	122	183
Liabilities settled	-	-
Accretion expense	6	5
Revision to prior estimate	-	79
Balance, end of period	$476	$348

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the end of each period.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property.  The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  Given the volatility of oil and gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term.  If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur. During the nine months ended September 30, 2009, the Fund recorded an impairment of $0.2 million related to Vermilion 344, which was attributable to lower oil and gas commodity prices.  The carrying value for Vermilion 344 of $0.8 million was written down to its fair value of $0.6 million. The fair value of the impaired well was determined based on level 3 inputs, which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.  No impairments were recorded during the three months ended September 30, 2009.

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

3.  Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification, as the source of GAAP to be applied to nongovernmental agencies. This guidance explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. It is effective for interim or annual periods ending after September 15, 2009.  The guidance was adopted for the third quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In May 2009, the FASB issued guidance on subsequent events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued guidance on interim disclosures about fair value of financial instruments, which requires quarterly disclosure of information about the fair value of financial instruments.  The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In September 2006, the FASB issued guidance related to fair value measurements. This guidance provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The FASB also issued guidance on the methods used to measure fair value and required expanded disclosures related to fair value measurements. The Fund adopted this guidance for financial assets and financial liabilities effective January 1, 2008 and for non-financial assets and non-financial liabilities effective January 1, 2009.  The adoption did not have a material impact on the Fund’s financial statements.

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting” (“Release No. 33-8995”), amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K.  The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations.  The final rules are effective for fiscal years ending on or after December 31, 2009.  The Fund does not expect the adoption of Release No. 33-8995 to have a material impact on its financial statements and disclosures.

4.  Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2009, the Fund had no unproved properties.  The following table reflects the net changes in unproved properties for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$807	$1,869
Additions to capitalized exploratory well costs pending the determination of proved reserves	234	1,230
Reclassification to proved properties based on the determination of proved reserves	(1,041)	(2,292)
Capitalized exploratory well costs charged to dry-hole costs	-	-
Balance, end of period	$-	$807

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

6.  Related Parties

Effective October 1, 2005 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, totaling $20 thousand and $60 thousand for each of the three and nine months ended September 30, 2009 and 2008, respectively, were included in general and administrative expenses.

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

7.  Fair Value of Financial Instruments

At September 30, 2009 and December 31, 2008, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.

8.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. At September 30, 2009, the Fund had no capital commitments related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

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

Business Update

The Fund owns working interests and has participated in the drilling of fifteen wells; seven are currently producing, one is currently shut-in and seven have been determined to be dry holes.

Discoveries
LLOG Projects
The Fund acquired a 3.75% working interest in each of six exploratory wells, which are operated by LLOG Exploration Offshore, Inc. (“LLOG”), off the coast of Louisiana.  Of the six wells, the Fund elected not to proceed with one well and one well was determined to be a dry hole.

The remaining four LLOG wells, as detailed below, have been determined to be discoveries.  The Fund has spent $3.5 million related to these wells.  The Fund has recorded impairments related to Vermilion 344 totaling $0.8 million, of which $0.2 million of impairment expense was incurred during the nine months ended September 30, 2009.

South Marsh Island 111	Discovery July 2007; Production commenced February 2009
Vermilion 344	Discovery January 2007; Production commenced December 2008
West Delta 68	Discovery March 2007; Production commenced July 2008
West Delta 67	Discovery November 2007; Production commenced July 2008

East Cameron 299 / West Cameron 556
The Fund acquired from Millennium Offshore Group (“MOGI”) a 10.0% working interest in the East Cameron 299 field and a 20.0% working interest in West Cameron 556 at a total cost of $30.3 million.  During 2005, MOGI sold its interests in the East Cameron 299 and West Cameron 556 wells, which are currently operated by ATP Oil and Gas Corporation.   Within the East Cameron 299/West Cameron 556 field, there are currently two producing wells and one well is shut in pending a workover.

During August 2009, a valve repair was required on the pipeline through which the East Cameron 299/West Cameron 556 production flows.  Accordingly, these wells did not produce for several weeks during the third quarter 2009.  Production rates continue to decrease for the East Cameron 299 well, as its initial zone is nearly depleted.  A recompletion of the well will be needed in order to access the reserves in the well’s lower zone.  The Fund and its joint interest partners are evaluating the recompletion options and currently estimate the Fund will incur $0.3 million relative to such efforts.  Additionally, the Fund continues to evaluate the costs associated with bringing the second East Cameron well on production.  To date, the Fund has recorded impairments of $12.7 million related to East Cameron 299 and West Cameron 556.  No impairments have been recorded during the nine months ended September 30, 2009.

West Cameron 76 A-1
The Fund acquired an 8.43% working interest in a workover on the West Cameron 76 A-1 well, which began producing in October 2007.  The Fund has spent $1.8 million related to this well.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2009 and 2008 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Revenue
Oil and gas revenue	$470	$1,040	$1,909	$4,044

Expenses
Depletion and amortization	664	435	2,426	1,677
Impairment of proved properties	-	-	198	-
Operating expenses	161	138	475	383
General and administrative expenses	70	69	217	219
Total expenses	895	642	3,316	2,279
(Loss) income from operations	(425)	398	(1,407)	1,765

Other income
Interest income	9	27	37	114
Net (loss) income	$(416)	$425	$(1,370)	$1,879

Overview.  Since inception, the Fund has had seven wells come onto production: East Cameron 299 in 2004, West Cameron 556 in 2005, West Cameron 76 A-1 in 2007, West Delta 67/68 in July 2008, Vermilion 344 in December 2008 and South Marsh Island 111 in February 2009.

Oil and Gas Revenue. Oil and gas revenue for the three months ended September 30, 2009 was $0.5 million, a $0.6 million decrease from the three months ended September 30, 2008.  The decrease is attributable to the impact of decreased average prices totaling $0.9 million, partially offset by an increase in sales volumes totaling $0.3 million.

Oil sales volumes were 2 thousand barrels during each of the three months ended September 30, 2009 and 2008.   The Fund’s oil prices averaged $49 per barrel and $119 per barrel during the three months ended September 30, 2009 and 2008, respectively.

Gas sales volumes were 109 thousand mcf during the three months ended September 30, 2009 compared to 82 thousand mcf during the three months ended September 30, 2008.  The Fund’s gas prices averaged $3.32 per mcf and $10.49 per mcf during the three months ended September 30, 2009 and 2008, respectively.

Oil and gas revenue for the nine months ended September 30, 2009 was $1.9 million, a $2.1 million decrease from the nine months ended September 30, 2008.  The decrease is attributable to the impact of decreased average prices totaling $2.9 million, partially offset by an increase in sales volumes totaling $0.7 million.

Oil sales volumes were 5 thousand barrels during the nine months ended September 30, 2009 compared to 4 thousand barrels during the nine months ended September 30, 2008.  The Fund’s oil prices averaged $48 per barrel and $113 per barrel during the nine months ended September 30, 2009 and 2008, respectively.

Gas sales volumes were 402 thousand mcf during the nine months ended September 30, 2009 compared to 336 thousand mcf during the nine months ended September 30, 2008.  The Fund’s gas prices averaged $4.11 per mcf and $10.53 per mcf during the nine months ended September 30, 2009 and 2008, respectively.

The increase in oil and gas volume during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was due primarily to the onset of production of Vermilion 344 and South Marsh Island 111, as discussed above in “Overview”.  The increase in oil and gas volume during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was due primarily to the onset of production of Vermilion 344 and South Marsh Island 111, partially offset by decreases in sales volumes by the Fund’s West Cameron 556 and West Cameron 76 A-1 wells, due to the natural decline in production rates.

Depletion and Amortization.  Depletion and amortization for the three months ended September 30, 2009 and 2008 was $0.7 million and $0.4 million, respectively.  Depletion and amortization for the nine months ended September 30, 2009 and 2008 was $2.4 million and $1.7 million, respectively.  The increase resulted from increased production volumes due to the timing of the onset of production of the Fund’s wells, partially offset by decreases in production by the Fund’s West Cameron 556 and West Cameron 76 A-1 wells.

Impairment of Proved Properties.  During the nine months ended September 30, 2009, the Fund recorded an impairment to proved properties of $0.2 million, relating to Vermilion 344, which was attributable to lower oil and gas commodity prices.  There were no impairments recorded during the three months ended September 30, 2009 or during the three and nine months ended September 30, 2008.

Operating Expenses. Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs, accretion expense and dry-hole costs as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Lease operating expense	$159	$139	$469	$398
Accretion expense	2	1	6	3
Dry-hole costs	-	(2)	-	(18)
	$161	$138	$475	$383

Lease operating expense for the three and nine months ended September 30, 2009 and 2008 was related to the Fund’s producing properties during each period as outlined above in “Overview”.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  During the three and nine months ended September 30, 2009 and 2008, the Fund received credits on certain wells from their respective operators upon review and audit of the well’s costs.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Accounting fees	$36	$32	$106	$120
Management reimbursement and other	20	21	61	63
Insurance expense	14	16	50	36
	$70	$69	$217	$219

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Management reimbursement and other expenses relate primarily to reimbursements for various administrative costs incurred on the Fund’s behalf.  Insurance expense represents premiums related to producing well and control of well insurance, which varies dependent upon the number of wells producing or drilling, and director’s and officers’ liability insurance.

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities within the Fund’s salvage fund.  Interest income for the three months ended September 30 2009 was $9 thousand, an $18 thousand decrease from the three months ended September 30, 2008.  Interest income for the nine months ended September 30, 2009, was $37 thousand, a $77 thousand decrease from the nine months ended September 30, 2008.  The decrease was attributable to a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2009 were $1.7 million, primarily related to revenue receipts of $2.1 million, $0.1 million received as a refund of estimated royalty payments made in 2008 and favorable working capital of $0.1 million, partially offset by operating expenses of $0.5 million and general and administrative expenses totaling $0.1 million.

Cash flows provided by operating activities for the nine months ended September 30, 2008 were $3.7 million, primarily related to revenue receipts of $4.4 million and interest income received of $0.1 million, partially offset by operating expenses of $0.4 million and general and administrative expenses of $0.2 million and MMS deposits of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2009 were $0.3 million, primarily related to capital expenditures for oil and gas properties.  Additionally, the Fund increased its salvage fund investments by $20 thousand, which consisted of the interest earned on this account.

Cash flows used in investing activities for the nine months ended September 30, 2008 were $2.6 million, primarily related to capital expenditures for oil and gas properties.  Additionally, the Fund increased its salvage fund investments by $22 thousand, which consisted of the interest earned on this account.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2009 were $1.8 million, related to shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2008 were $3.4 million, related to shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2009, the Fund had no capital commitments related to its investment properties.

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

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations.  Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom.

Distributions are funded from available cash from operations, as defined in the Fund’s limited liability company agreement, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and the Fund’s operations.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts. No contractual obligations exist at September 30, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 16, 2006, the Manager of the Fund filed a lawsuit against the former independent registered public accounting firm for the Fund, Perelson Weiner, LLP (“Perelson”), in New Jersey Superior Court, captioned Ridgewood Energy Corporation v. Perelson Weiner LLP, Docket No. L-6092-06.  The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund by Perelson.  Thereafter, Perelson filed a counterclaim against the Manager on October 20, 2006, alleging breach of contract due to unpaid invoices in the amount of $326,554.  Discovery is ongoing and a trial date has been set for February 1, 2010.

Legal costs related to this claim are borne by the Manager.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On June 22, 2009, Kenneth W. Lang was named President and Chief Operating Officer of the Fund.  Prior to joining the Fund, Mr. Lang was with BP for twenty-four years, ultimately serving as Senior Vice President for BP’s Gulf of Mexico business and a member of the Board of Directors for BP America, Inc.  Robert E. Swanson, formerly President and Chief Executive Officer of the Fund, will remain Chief Executive Officer of the Fund.

Adrien Doherty, Executive Vice President of the Fund, resigned effective October 30, 2009.

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

RIDGEWOOD ENERGY K FUND, LLC
Dated:	November 2, 2009	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 2, 2009	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)