Form 10-Q
period 2010-03-31
RIDGEWOOD ENERGY K FUND LLC
filed 2010-05-11
CIK 1285480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 11, 2010 the Fund had 480.7046 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,855	$2,786
Production receivable	171	209
Other current assets	16	25
Total current assets	3,042	3,020
Salvage fund	1,195	1,189

Oil and gas properties:
Proved properties	21,981	21,972
Less: accumulated depletion and amortization	(17,126)	(16,795)
Total oil and gas properties, net	4,855	5,177
Total assets	$9,092	$9,386

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$185	$156
Accrued expenses	74	65
Total current liabilities	259	221
Asset retirement obligations	479	478
Total liabilities	738	699
Commitments and contingencies (Note 7)
Members' capital:
Manager:
Distributions	(290)	(290)
Retained earnings	1,187	1,153
Manager's total	897	863

Shareholders:
Capital contributions (534 shares authorized; 480.7046 issued and outstanding)	70,860	70,860
Syndication costs	(7,775)	(7,775)
Distributions	(12,255)	(11,998)
Accumulated deficit	(43,373)	(43,263)
Shareholders' total	7,457	7,824
Total members' capital	8,354	8,687
Total liabilities and members' capital	$9,092	$9,386

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2010	2009
Revenue
Oil and gas revenue	$412	$868

Expenses
Depletion and amortization	331	989
Impairment of proved properties	-	198
Operating expenses	103	155
General and administrative expenses	61	75
Total expenses	495	1,417
Loss from operations	(83)	(549)

Other income
Interest income	7	16
Net loss	$(76)	$(533)

Manager Interest
Net income	$34	$84

Shareholder Interest
Net loss	$(110)	$(617)
Net loss per share	$(229)	$(1,286)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities
Net loss	$(76)	$(533)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion and amortization	331	989
Impairment of proved properties	-	198
Accretion expense	1	2
Changes in assets and liabilities:
Decrease in production receivable	38	144
Decrease in other current assets	10	160
Increase in due to operators	30	7
Increase in accrued expenses	9	3
Net cash provided by operating activities	343	970

Cash flows from investing activities
Capital expenditures for oil and gas properties	(11)	(234)
Interest reinvested in salvage fund	(6)	(7)
Net cash used in investing activities	(17)	(241)

Cash flows from financing activities
Distributions	(257)	(706)
Net cash used in financing activities	(257)	(706)
Net increase in cash and cash equivalents	69	23
Cash and cash equivalents, beginning of period	2,786	3,295
Cash and cash equivalents, end of period	$2,855	$3,318

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investment, the Manager locates potential projects, conducts due diligence, negotiates with operators and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 5 and 7.

2.	Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2009 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to property balances, determination of proved reserves, impairments and asset retirement obligations.  Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits.  Effective January 1, 2010, the federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution. At March 31, 2010, the Fund’s balances exceeded federally insured limits by $2.6 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At March 31, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.1 million, which mature in February 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

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

At March 31, 2010 and December 31, 2009, amounts recorded in due to operators totaling $0.1 million related to capital expenditures for oil and gas properties.

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the time of the review.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property.  The Fund provides for impairments on unproved properties when it determines that the property will not be developed or that a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.  If oil and natural gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.  The fair value of the impaired wells was determined based on level 3 inputs, which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.  During the three months ended March 31, 2009, the Fund recorded an impairment of $0.2 million relating to Vermilion 344, which was attributable to lower oil and gas commodity prices.  The Fund had no impairments to its oil and gas properties during the three months ended March 31, 2010.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurements.  This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance was effective for the Fund beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Fund’s financial statements.  The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010, which will be effective for the Fund December 31, 2011. The adoption of the guidance is not expected to have a material impact on the Fund’s financial statements.

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

5.	Related Parties

Effective October 1, 2005 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, totaling $20 thousand for each of the three months ended March 31, 2010 and 2009, respectively, were included in general and administrative expenses.

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

6.	Fair Value Measurements

At March 31, 2010 and December 31, 2009, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.

7.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2010, the Fund had committed to spend an additional $0.3 million related to its investment properties, of which $19 thousand is expected to be incurred during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

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

8.   Subsequent Events

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2009 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on  March 1, 2004 to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations. The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development stage shallow water or deepwater projects.  However, the Fund is not required to make distributions to shareholders except as provided in the LLC Agreement.

The Manager performs certain duties on the Fund’s behalf including the ongoing management, administrative and advisory services associated with the Fund’s projects. The Fund does not currently, nor is there any plan to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.

Revenues are subject to market pricing for oil and natural gas, which has been extremely volatile, and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Low commodity prices could have an adverse affect on the Fund’s future profitability.

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total spent
	Working	through	Total Estimated
	Interest	March 31, 2010	Budget	Status
Producing Properties
South Marsh Island 111	3.75%	$1,040	$1,153	Production commenced February 2009. Recompletion efforts to access behind the pipe reserves are expected to commence in 2011 at an estimated cost of $0.1 million.
West Delta 68	3.75%	$766	$909
Production commenced July 2008.
Recompletion activities commenced in April
2010 at an estimated cost of $11 thousand. An
additional recompletion is currently scheduled
for 2011 at an estimated cost of $0.1 million.

West Delta 67	3.75%	$493	$508
Production commenced July 2008.
Recompletion activities commenced in April
2010 at an estimated cost of $8 thousand. An
additional recompletion is currently scheduled
for 2011 at an estimated cost of $8 thousand.

West Cameron 76 A-1	11.24%	$1,775	$1,775	Production commenced October 2007.
West Cameron 556	20.0%	$11,604	$11,604	Production commenced September 2005.
East Cameron 299	10.0%	$18,664	$18,664	Production commenced September 2004.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2010 and 2009 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$412	$868

Expenses
Depletion and amortization	331	989
Impairment of proved properties	-	198
Operating expenses	103	155
General and administrative expenses	61	75
Total expenses	495	1,417
Loss from operations	(83)	(549)

Other income
Interest income	7	16
Net loss	$(76)	$(533)

Overview.  During the three months ended March 31, 2010 and 2009 the Fund had six and seven producing wells, respectively.  Vermilion 344, which commenced production in December 2008, was determined to be fully depleted at December 31, 2009.

Oil and Gas Revenue. Oil and gas revenue for the three months ended March 31, 2010 was $0.4 million, a $0.5 million decrease from the three months ended March 31, 2009.  The decrease is primarily attributable to the impact of a reduction in production volumes totaling $0.5 million, partially offset by the impact of increased average prices totaling $0.1 million.

Oil sales volumes were 500 barrels during the three months ended March 31, 2010 as compared to 1,700 barrels during the three months ended March 31, 2009.   The Fund’s oil prices averaged $78 per barrel and $37 per barrel during the three months ended March 31, 2010 and 2009, respectively.

Gas sales volumes were 65 thousand mcf during the three months ended March 31, 2010 compared to 164 thousand mcf during the three months ended March 31, 2009.  The Fund’s gas prices averaged $5.42 per mcf and $4.80 per mcf during the three months ended March 31, 2010 and 2009, respectively.

The decrease in oil and gas volumes was primarily attributable to decreased production rates for the Fund’s wells due to natural declines in production, coupled with a decline in the total production days primarily attributable to the full depletion of the Vermilion 344 well.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2010 was $0.3 million, a $0.7 million decrease from the three months ended March 31, 2009.  The decrease resulted from a decrease in production volumes totaling $0.6 million as discussed above in “Oil and Gas Revenue”, coupled with a decrease in average depletion rates totaling $0.1 million, primarily attributable to the full depletion of the Vermilion 344 well at December 31, 2009.

Impairment of Proved Properties.  During the three months ended March 31, 2009, the Fund recorded impairments of proved properties of $0.2 million, relating to Vermilion 344 due to lower oil and gas commodity prices.  There were no impairments recorded during the three months ended March 31, 2010.

Operating Expenses. Operating expenses include the costs of operating and maintaining wells and related facilities, accretion expense related to asset retirement obligations and dry-hole costs as detailed in the following table.

	Three months ended March 31,
	2010	2009
	(in thousands)
Lease operating expense	$103	153
Accretion expense	1	2
Dry-hole costs	(1)	-
	$103	$155

Lease operating expense for the three months ended March 31, 2010 and 2009 was related to the Fund’s producing properties during each period as outlined above in “Overview”.  For the three months ended March 31, 2010, the average production costs were $1.42 per mcfe compared to $0.87 per mcfe for the three months ended March 31, 2009.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2010	2009
	(in thousands)
Accounting fees	$30	$35
Management reimbursement and other	20	22
Insurance expense	11	18
	$61	$75

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Management reimbursement and other expenses relate primarily to reimbursements for various administrative costs incurred on the Fund’s behalf.  Insurance expense represents premiums related to producing well and control of well insurance, which varies dependent upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities within the Fund’s salvage fund.  Interest income for the three months ended March 31, 2010 was $7 thousand, a $9 thousand decrease from the three months ended March 31, 2009.  The decrease was the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2010 were $0.3 million, primarily related to revenue received of $0.5 million, partially offset by operating expenses of $0.1 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities for the three months ended March 31, 2009 were $1.0 million, primarily related to revenue received of $1.0 million, a refund of estimated royalties of $0.1 million and favorable working capital of $0.1 million, partially offset by operating expenses of $0.2 million and general and administrative expenses of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2010 were $17 thousand, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the three months ended March 31, 2009 were $0.2 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2010 were $0.3 million, related to shareholder distributions.

Cash flows used in financing activities for the three months ended March 31, 2009 were $0.7 million, related to shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2010, the Fund had committed to spend an additional $0.3 million related to its investment properties, of which $19 thousand is expected to be incurred during the next twelve months.

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

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is all the capital it will be able to obtain.  The number of projects in which the Fund can invest will naturally be limited and each unsuccessful project the Fund experiences reduces its ability to generate revenue and exhaust its capital.  Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations and capital expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts. No contractual obligations exist at March 31, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 16, 2006, the Manager of the Fund filed a lawsuit against the former independent registered public accounting firm for the Fund, Perelson Weiner, LLP (“Perelson”), in New Jersey Superior Court, captioned Ridgewood Energy Corporation v. Perelson Weiner LLP, Docket No. L-6092-06.  The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund by Perelson.  Thereafter, Perelson filed a counterclaim against the Manager on October 20, 2006, alleging breach of contract due to unpaid invoices in the amount of $326,554.  Discovery is ongoing and a trial date is currently scheduled for May 2010.  Legal costs related to this claim are borne by the Manager.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Title of Exhibit	Method of Filing
31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith
31.2	Certification of Kathleen P. McSherry, Chief Financial Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith
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

RIDGEWOOD ENERGY K FUND, LLC
Dated:	May 11, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 11, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)