Form 10-Q
period 2010-06-30
RIDGEWOOD ENERGY K FUND LLC
filed 2010-08-10
CIK 1285480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 10, 2010 the Fund had 480.7046 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,517	$2,786
Production receivable	111	209
Other current assets	5	25
Total current assets	2,633	3,020
Salvage fund	1,202	1,189

Oil and gas properties:
Advances to operators for working interests and expenditures	5	-
Proved properties	22,003	21,972
Less: accumulated depletion and amortization	(17,239)	(16,795)
Total oil and gas properties, net	4,769	5,177
Total assets	$8,604	$9,386

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$44	$156
Asset retirement obligations	151	-
Accrued expenses	72	65
Total current liabilities	267	221
Asset retirement obligations	331	478
Total liabilities	598	699
Commitments and contingencies (Note 7)
Members' capital:
Manager:
Distributions	(290)	(290)
Retained earnings	1,178	1,153
Manager's total	888	863

Shareholders:
Capital contributions (534 shares authorized; 480.7046 issued and outstanding)	70,860	70,860
Syndication costs	(7,775)	(7,775)
Distributions	(12,442)	(11,998)
Accumulated deficit	(43,525)	(43,263)
Shareholders' total	7,118	7,824
Total members' capital	8,006	8,687
Total liabilities and members' capital	$8,604	$9,386

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue
Oil and gas revenue	$146	$571	$558	$1,439

Expenses
Depletion and amortization	113	773	444	1,762
Impairment of proved properties	-	-	-	198
Operating expenses	139	159	242	314
General and administrative expenses	63	72	124	147
Total expenses	315	1,004	810	2,421
Loss from operations	(169)	(433)	(252)	(982)

Other income
Interest income	8	12	15	28
Net loss	$(161)	$(421)	$(237)	$(954)

Manager Interest
Net (loss) income	$(9)	$44	$25	$128

Shareholder Interest
Net loss	$(152)	$(465)	$(262)	$(1,082)
Net loss per share	$(316)	$(967)	$(545)	$(2,251)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities
Net loss	$(237)	$(954)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion and amortization	444	1,762
Impairment of proved properties	-	198
Accretion expense	4	4
Changes in assets and liabilities:
Decrease in production receivable	98	174
Decrease in other current assets	21	179
(Decrease) increase in due to operators	(6)	16
Increase in accrued expenses	7	26
Net cash provided by operating activities	331	1,405

Cash flows from investing activities
Payments to operators for working interests and expenditures	(5)	-
Capital expenditures for oil and gas properties	(138)	(314)
Interest reinvested in salvage fund	(13)	(13)
Net cash used in investing activities	(156)	(327)

Cash flows from financing activities
Distributions	(444)	(1,409)
Net cash used in financing activities	(444)	(1,409)
Net decrease in cash and cash equivalents	(269)	(331)
Cash and cash equivalents, beginning of period	2,786	3,295
Cash and cash equivalents, end of period	$2,517	$2,964

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution. At June 30, 2010, the Fund’s bank balances exceeded federally insured limits by $2.3 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.1 million, which mature in February 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

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

At December 31, 2009, amounts recorded in due to operators totaling $0.1 million related to capital expenditures for oil and gas properties.  There were no such capital expenditure amounts due at June 30, 2010.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.   As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.  On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court’s ruling. However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service).  In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010.  As of the date of this filing, the Fund’s properties have not been impacted by the moratorium.

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the time of the review.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property.  The Fund provides for impairments on unproved properties when it determines that the property will not be developed or that a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.  If oil and natural gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.  During the six months ended June 30, 2009, the Fund recorded an impairment of $0.2 million relating to Vermilion 344, which was attributable to lower oil and gas commodity prices.  The fair value of the impaired well was determined based on level 3 inputs, which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.  The Fund had no impairments to its oil and gas properties during the three months ended June 30, 2010 and 2009 and during the six months ended June 30, 2010.

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

Effective October 1, 2005 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, totaling $20 thousand for each of the three months ended June 30, 2010 and 2009, and $40 thousand for each of the six months ended June 30, 2010 and 2009, were included in general and administrative expenses.

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

At June 30, 2010 and December 31, 2009, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.

7.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2010, the Fund had committed to spend an additional $0.4 million related to its investment properties, of which $0.2 million is expected to be incurred during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

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

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total spent
	Working	through	Total Estimated
	Interest	June 30, 2010	Budget	Status
		(in thousands)
Producing Properties
South Marsh Island 111	3.75%	$1,031	$1,144	Production commenced February 2009. Recompletion efforts to access behind the pipe reserves are expected to commence in 2012 at an estimated cost of $0.1 million.
West Delta 67	3.75%	$493	$511
Production commenced July 2008. Recompletion activities were completed in July 2010 at a cost of $10 thousand. An additional recompletion is currently scheduled for 2011 at an estimated cost of $8 thousand.

West Delta 68	3.75%	$777	$917
Production commenced July 2008. Recompletion activities were completed in July 2010 at a cost of $11 thousand.  An additional recompletion is currently scheduled for 2011 at an estimated cost of $0.1 million.

West Cameron 76 A-1	11.24%	$1,781	$1,781	Production commenced October 2007.
West Cameron 556	20.0%	$11,604	$11,604	Production commenced September 2005.
East Cameron 299	10.00%	$6,015	$6,165
Production commenced September 2004.  Workover completed in second quarter 2010 at a cost of $29 thousand. Additional maintenance efforts scheduled for third quarter 2010 at an estimated cost of $0.1 million.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.  As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.  On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court’s ruling. However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service).  In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010.  As of the date of this filing, the Fund’s properties have not been impacted by the moratorium.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.  A prolonged interruption may adversely impact the Fund’s financial position, results of operations and cash flows.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2010 and 2009 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$146	$571	$558	$1,439

Expenses
Depletion and amortization	113	773	444	1,762
Impairment of proved properties	-	-	-	198
Operating expenses	139	159	242	314
General and administrative expenses	63	72	124	147
Total expenses	315	1,004	810	2,421
Loss from operations	(169)	(433)	(252)	(982)

Other income
Interest income	8	12	15	28
Net loss	$(161)	$(421)	$(237)	$(954)

Overview.  During the three and six months ended June 30, 2010 and 2009 the Fund had six and seven producing wells, respectively.  Vermilion 344, which commenced production in December 2008, was determined to be fully depleted at December 31, 2009.  During the three and six months ended June 30, 2010, West Delta 67 and West Delta 68 each underwent recompletions, resulting in temporary shut-ins through July 2010.

Oil and Gas Revenue. Oil and gas revenue for the three months ended June 30, 2010 was $0.1 million, a $0.4 million decrease from the three months ended June 30, 2009 primarily attributable to the impact of decreased sales volumes.

Oil sales volumes were 4 hundred barrels and 14 hundred barrels for the three months ended June 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $80 per barrel during the three months ended June 30, 2010 compared to $50 per barrel during the three months ended June 30, 2009.

Gas sales volumes were 27 thousand mcf and 126 thousand mcf for the three months ended June 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.43 per mcf during the three months ended June 30, 2010 compared to $3.88 per mcf during the three months ended June 30, 2009.

Oil and gas revenue for the six months ended June 30, 2010 was $0.6 million, a $0.9 million decrease from the six months ended June 30, 2009.  The decrease is attributable to the impact of decreased sales volumes totaling $1.0 million, partially offset by increased average prices totaling $0.1 million.

Oil sales volumes were 8 hundred barrels and 3 thousand barrels for the six months ended June 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $78 per barrel during the six months ended June 30, 2010 compared to $43 per barrel during the six months ended June 30, 2009.

Gas sales volumes were 90 thousand mcf and 290 thousand mcf for the six months ended June 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $5.12 per mcf during the six months ended June 30, 2010 compared to $4.40 per mcf during the six months ended June 30, 2009.

The decreases in oil and gas volumes were primarily attributable to decreased production rates for the Fund’s wells due to natural declines in production, coupled with a decline in the total production days primarily attributable to the fully depleted Vermilion 344 well.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2010 was $0.1 million and $0.4 million, respectively, compared to $0.8 million and $1.8 million for the three and six months ended June 30, 2009.  The decreases resulted primarily from a decrease in production volumes, as discussed above in “Oil and Gas Revenue”.

Impairment of Proved Properties.  During the six months ended June 30, 2009, the Fund recorded impairments of proved properties of $0.2 million, relating to Vermilion 344 due to lower oil and gas commodity prices.  There were no impairments recorded during the three months ended June 30, 2010 and 2009 and during the six months ended June 30, 2010.

Operating Expenses. Operating expenses include the costs of operating and maintaining wells and related facilities, accretion expense related to asset retirement obligations and dry-hole costs as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Lease operating expense	$136	$157	$239	$310
Accretion expense	3	2	4	4
Dry-hole costs	-	-	(1)	-
	$139	$159	$242	$314

Lease operating expense was related to the Fund’s producing properties during each period as outlined above in “Overview”.  For the three and six months ended June 30, 2010, average production cost was $4.32 per mcfe and $2.33 per mcfe, respectively, compared to $1.10 per mcfe and $0.97 per mcfe, respectively, for the three and six months ended June 30, 2009.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Accounting fees	$32	$35	$62	$70
Management reimbursement and other	20	19	40	41
Insurance expense	11	18	22	36
	$63	$72	$124	$147

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Management reimbursement and other expenses relate primarily to reimbursements for various administrative costs incurred on the Fund’s behalf.  Insurance expense represents premiums related to producing well insurance, which varies dependent upon the number of wells producing, and directors’ and officers’ liability insurance.

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities within the Fund’s salvage fund.  Interest income for the three and six months ended June 30, 2010 was $8 thousand and $15 thousand, respectively, a decrease of $4 thousand and $13 thousand, respectively, from the three and six months ended June 30, 2009.  The decreases were the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2010 were $0.3 million, primarily related to revenue received of $0.7 million, partially offset by operating expenses of $0.2 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities for the six months ended June 30, 2009 were $1.4 million, primarily related to revenue received of $1.6 million, $0.1 million received as a refund of estimated royalty payments made in 2008 and favorable working capital of $0.1 million, partially offset by operating expenses of $0.3 million and general and administrative expenses of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2010 were $0.2 million, primarily related to capital expenditures for oil and gas properties, inclusive of advances.

Cash flows used in investing activities for the six months ended June 30, 2009 were $0.3 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2010 were $0.4 million, related to shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2009 were $1.4 million, related to shareholders distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2010, the Fund had committed to spend an additional $0.4 million related to its investment properties, of which $0.2 million is expected to be incurred during the next twelve months.

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

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest will be limited and each unsuccessful project the Fund experiences reduces its ability to generate revenue and exhaust its capital.  Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts. No contractual obligations exist at June 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 16, 2006, the Manager of the Fund filed a lawsuit against the former independent registered public accounting firm for the Fund, Perelson Weiner, LLP, (“Perelson”) in New Jersey Superior Court, captioned Ridgewood Energy Corporation v. Perelson Weiner, LLP, Docket No. L-6092-06.  The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund by Perelson. Thereafter, Perelson filed a counterclaim against the Manager on October 20, 2006, alleging breach of contract due to unpaid invoices in the amount of $326,554. During May 2010, a settlement was reached by the parties at no cost to the Fund.  Legal costs related to this claim were borne by the Manager.

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

RIDGEWOOD ENERGY K FUND, LLC

Dated:	August 10, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 10, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)