Form 10-Q
period 2010-09-30
RIDGEWOOD ENERGY K FUND LLC
filed 2010-11-09
CIK 1285480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 9, 2010 the Fund had 480.7046 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,546	$2,786
Production receivable	132	209
Other current assets	41	25
Total current assets	2,719	3,020
Salvage fund	1,209	1,189

Oil and gas properties:
Proved properties	22,030	21,972
Less: accumulated depletion and amortization	(17,433)	(16,795)
Total oil and gas properties, net	4,597	5,177
Total assets	$8,525	$9,386

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$74	$156
Asset retirement obligations	151	-
Accrued expenses	56	65
Total current liabilities	281	221
Asset retirement obligations	332	478
Total liabilities	613	699
Commitments and contingencies (Note 7)
Members' capital:
Manager:
Distributions	(290)	(290)
Retained earnings	1,190	1,153
Manager's total	900	863

Shareholders:
Capital contributions (534 shares authorized; 480.7046 issued and outstanding)	70,860	70,860
Syndication costs	(7,775)	(7,775)
Distributions	(12,442)	(11,998)
Accumulated deficit	(43,631)	(43,263)
Shareholders' total	7,012	7,824
Total members' capital	7,912	8,687
Total liabilities and members' capital	$8,525	$9,386

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue
Oil and gas revenue	$288	$470	$846	$1,909

Expenses
Depletion and amortization	194	664	638	2,426
Impairment of proved properties	-	-	-	198
Operating expenses	137	161	379	475
General and administrative expenses	59	70	183	217
Total expenses	390	895	1,200	3,316
Loss from operations	(102)	(425)	(354)	(1,407)

Other income
Interest income	8	9	23	37
Net loss	$(94)	$(416)	$(331)	$(1,370)

Manager Interest
Net income	$12	$30	$37	$158

Shareholder Interest
Net loss	$(106)	$(446)	$(368)	$(1,528)
Net loss per share	$(221)	$(928)	$(766)	$(3,179)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities
Net loss	$(331)	$(1,370)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion and amortization	638	2,426
Impairment of proved properties	-	198
Accretion expense	5	6
Changes in assets and liabilities:
Decrease in production receivable	77	215
(Increase) decrease in other current assets	(15)	148
Increase in due to operators	12	8
(Decrease) increase in accrued expenses	(9)	22
Net cash provided by operating activities	377	1,653

Cash flows from investing activities
Capital expenditures for oil and gas properties	(153)	(296)
Interest reinvested in salvage fund	(20)	(20)
Net cash used in investing activities	(173)	(316)

Cash flows from financing activities
Distributions	(444)	(1,833)
Net cash used in financing activities	(444)	(1,833)
Net decrease in cash and cash equivalents	(240)	(496)
Cash and cash equivalents, beginning of period	2,786	3,295
Cash and cash equivalents, end of period	$2,546	$2,799

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution. At September 30, 2010, the Fund’s bank balances exceeded federally insured limits by $2.3 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.1 million, which mature in February 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

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

At September 30, 2010 and December 31, 2009, amounts recorded in due to operators totaling $12 thousand and $0.1 million, respectively, related to capital expenditures for oil and gas properties.

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

During the nine months ended September 30, 2009, the Fund recorded an impairment of $0.2 million relating to Vermilion 344, which was attributable to lower oil and gas commodity prices.  The fair value of the impaired well was determined based on level 3 inputs, which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.  The Fund did not record any impairments during the three and nine months ended September 30, 2010 or during the three months ended September 30, 2009.

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

Effective October 1, 2005 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, totaling $20 thousand for each of the three months ended September 30, 2010 and 2009, and $60 thousand for each of the nine months ended September 30, 2010 and 2009, were included in general and administrative expenses.

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

At September 30, 2010 and December 31, 2009, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.

7.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2010, the Fund had committed to spend an additional $0.5 million related to its investment properties, of which $0.4 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

In response to the recent oil spill in the Gulf of Mexico, the United States Congress is considering a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore.  Such proposals could result in significant additional laws or regulations governing the Fund’s operations in the United States, including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

Business Update

Information regarding the Fund’s ongoing projects is provided in the following table.

		Total spent
	Working	through	Total Estimated
	Interest	September 30, 2010	Budget	Status
		(in thousands)
Producing Properties
South Marsh Island 111	3.75%	$1,032	$1,145	Production commenced February 2009. Recompletion efforts to access behind the pipe reserves are expected to commence in December 2010 at an estimated cost of $0.1 million.

West Delta 67	3.75%	$504	$521
Production commenced in 2008. Recompletion activities completed in July 2010 at a cost of $11 thousand. An additional recompletion is expected to commence in November 2010 at an estimated cost of $17 thousand.

West Delta 68	3.75%	$782	$917	Production commenced in 2008. Recompletion activities completed in July 2010 at a cost of $15 thousand. An additional recompletion is planned for 2011 at an estimated cost of $0.1 million.
West Cameron 76 A-1	11.24%	$1,781	$1,781	Production commenced in 2007.
West Cameron 556	20.0%	$11,604	$11,604	Production commenced in 2005.
East Cameron 299	10.00%	$6,020	$6,295	Production commenced in 2004. Workover completed in second quarter 2010 at a cost of $34 thousand. Additional maintenance efforts scheduled for first quarter 2011 at an estimated cost of $0.3 million.

In April 2010, the Deepwater Horizon, which was drilling a BP-operated project in the deepwater of the Gulf of Mexico, sank after an apparent blowout and fire.  As of the date of this filing, the well has been permanently capped and environmental remediation efforts are ongoing. Neither the Fund nor any operators of the Fund’s projects owns an interest in the affected field.  As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico, which has been lifted effective October 12, 2010.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2010 and 2009 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$288	$470	$846	$1,909

Expenses
Depletion and amortization	194	664	638	2,426
Impairment of proved properties	-	-	-	198
Operating expenses	137	161	379	475
General and administrative expenses	59	70	183	217
Total expenses	390	895	1,200	3,316
Loss from operations	(102)	(425)	(354)	(1,407)

Other income
Interest income	8	9	23	37
Net loss	$(94)	$(416)	$(331)	$(1,370)

Overview.  During 2010 and 2009, the Fund had six and seven producing wells, respectively.  One of the Fund’s producing wells was determined to be fully depleted at December 31, 2009.

The Fund’s revenue, depletion and amortization and lease operating expense were affected by the timing of the onset of production and depletion of the Fund’s wells and by the impact of temporary shut-ins.  During the nine months ended September 30, 2010, West Delta 67 and West Delta 68 each underwent recompletions, resulting in temporary shut-ins through July 2010.  Additional recompletions to access behind the pipe reserves for West Delta 67 and West Delta 68 are expected to commence in November 2010 and October 2011, respectively.

Oil and Gas Revenue. Oil and gas revenue for the three months ended September 30, 2010 was $0.3 million, a $0.2 million decrease from the three months ended September 30, 2009.  The decrease is attributable to the impact of decreased sales volumes totaling $0.3 million, partially offset by increased average prices totaling $0.1 million.

Oil sales volumes were 7 hundred barrels and 13 hundred barrels for the three months ended September 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $75 per barrel during the three months ended September 30, 2010 compared to $64 per barrel during the three months ended September 30, 2009.

Gas sales volumes were 32 thousand mcf and 113 thousand mcf for the three months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.53 per mcf during the three months ended September 30, 2010 compared to $3.41 per mcf during the three months ended September 30, 2009.

Oil and gas revenue for the nine months ended September 30, 2010 was $0.8 million, a $1.1 million decrease from the nine months ended September 30, 2009.  The decrease is attributable to the impact of decreased sales volumes totaling $1.2 million, partially offset by increased average prices totaling $0.2 million.

Oil sales volumes were 2 thousand barrels and 4 thousand barrels for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $76 per barrel during the nine months ended September 30, 2010 compared to $49 per barrel during the nine months ended September 30, 2009.

Gas sales volumes were 137 thousand mcf and 403 thousand mcf for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $5.00 per mcf during the nine months ended September 30, 2010 compared to $4.13 per mcf during the nine months ended September 30, 2009.

The decreases in oil volumes for the three and nine months ended September 30, 2010 were attributable to decreased production rates for the Fund’s wells due to natural declines in production and lower production volumes for West Delta 67 and West Delta 68, which were temporarily shut-in while undergoing recompletions.   See “Overview” above for additional information.

The decreases in gas volumes for the three and nine months ended September 30, 2010 were attributable to decreased production rates for the Fund’s wells due to natural declines in production, the impact of fully depleted wells, and lower production volumes for West Delta 67 and West Delta 68, which were temporarily shut-in while undergoing recompletions.   See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2010 was $0.2 million and $0.6 million, respectively, a decrease of $0.5 million and $1.8 million from the three and nine months ended September 30, 2009, respectively.  The decrease in the three month period resulted primarily from the decrease in production volumes.  The decrease in the nine month period resulted primarily from a decrease in production volumes totaling $1.6 million coupled with a decrease in average depletion rates totaling $0.2 million.  The decrease in average depletion rates was primarily the result of the composite of productive wells.

Impairment of Proved Properties.  During the nine months ended September 30, 2009, the Fund recorded impairments of proved properties of $0.2 million, relating to Vermilion 344 due to lower oil and gas commodity prices.  There were no impairments recorded during the three months ended September 30, 2010 and 2009 and during the nine months ended September 30, 2010.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Lease operating expense	$138	$159	$377	$469
Accretion expense	1	2	5	6
Dry-hole costs	(2)	-	(3)	-
	$137	$161	$379	$475

Lease operating expense was related to the Fund’s producing properties during each period as outlined above in “Overview”.  For the three months ended September 30, 2010 and 2009, the average production cost was $3.39 per mcfe and $1.25 per mcfe, respectively.  For the nine months ended September 30, 2010 and 2009, the average production cost was $2.33 per mcfe and $1.05 per mcfe, respectively.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Accounting fees	$26	$36	$88	$106
Management reimbursement and other	20	20	60	61
Insurance expense	13	14	35	50
	$59	$70	$183	$217

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

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income was $8 thousand for the three months ended September 30, 2010, a $1 thousand decrease from the three months ended September 30, 2009.  Interest income was $23 thousand for the nine months ended September 30, 2010, a $14 thousand decrease from the nine months ended September 30, 2009.  The decreases were the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2010 were $0.4 million, primarily related to revenue received of $0.9 million, partially offset by operating expenses of $0.4 million and general and administrative expenses of $0.2 million.

Cash flows provided by operating activities for the nine months ended September 30, 2009 were $1.7 million, primarily related to revenue received of $2.1 million and favorable working capital of $0.2 million, partially offset by operating expenses of $0.5 million and general and administrative expenses totaling $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2010 were $0.2 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the nine months ended September 30, 2009 were $0.3 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2010 were $0.4 million, related to shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2009 were $1.8 million, related to shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2010, the Fund had committed to spend an additional $0.5 million related to its investment properties, of which $0.4 million is expected to be spent during the next twelve months.

Capital expenditures for investment properties were funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest was limited, and each unsuccessful project the Fund experienced reduced its ability to generate revenue and exhausted its capital.  The Manager has sought an investment portfolio that combines high and low risk exploratory projects

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations and expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.  During 2006, the Manager elected to waive its right to distributions of available cash from operations for the remaining life of the Fund.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts. No contractual obligations exist at September 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY K FUND, LLC
Dated:	November 9, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 9, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)