Form 10-K
period 2010-12-31
RIDGEWOOD ENERGY K FUND LLC
filed 2011-03-15
CIK 1285480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

There is no market for the shares of LLC Membership Interest in the Fund. As of March 15, 2011 there are 480.7046 shares of LLC Membership Interest outstanding.

RIDGEWOOD ENERGY K FUND, LLC
2010 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1.              BUSINESS

Overview

The Fund is a Delaware limited liability company (“LLC”) formed on March 1, 2004 to primarily acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.

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

Manager

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) was founded in 1982.  The Manager has direct and exclusive control over the management of the Fund’s operations. With respect to project investments, the Manager locates potential projects, conducts due diligence and negotiates and completes the transactions in which the investments are made. This includes review of existing title documents, reserve information, and other technical specifications regarding a project, and review and preparation of participation agreements and other agreements relating to an investment.  Additional information regarding the Manager is available through its website at www.ridgewoodenergy.com.  No information on such website shall be deemed to be included or incorporated by reference into this Form 10-K.

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

The Fund is required to pay all other expenses it may incur, including insurance premiums, expenses of preparing and printing periodic reports for shareholders and the SEC, commission fees, taxes, third-party legal, accounting and consulting fees, litigation expenses and other expenses.  The Fund is required to reimburse the Manager for all such expenses paid on its behalf.

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

By virtue of its acquisition of working interests in various leases, the Fund invests and participates in exploration and production of oil and natural gas projects in leases located in the waters of the Gulf of Mexico on the Outer Continental Shelf (“OCS”). These activities are governed by the Outer Continental Shelf Lands Act (“OCSLA”) enacted in 1953 and administered by the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOE”) (formerly the Mineral Management Services).  The Fund generally has looked to invest in working interests that have been proposed by larger independent oil and natural gas companies seeking to minimize their risks by selling a portion of their interest in the working interest.  For certain of the Fund’s investments, the Fund may have paid the operator a “promote” on the cost of an initial exploratory well, representing a larger share of the drilling costs.  In addition, notwithstanding the sale of an interest to the Fund, the seller may retain a right for some period of time to payments from sales of oil and natural gas production from a well or project. This is called an overriding interest, which is also common in this industry. Notwithstanding any such promote or overriding interest, the Fund has invested in projects that it believes contain sufficient commercial quantities of oil or natural gas and which are near existing oil or natural gas gathering and processing infrastructure and developed markets where the Fund can sell its oil or natural gas.

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

Manager’s Investment Committee

The Manager maintains an investment committee, consisting of five members, which provides operational, financial, scientific and technical oil and gas expertise to the Fund (the “Investment Committee”).  Four members of the Investment Committee are based out of the Manager’s Montvale, New Jersey office and one member is based out of the Manager’s Houston, Texas office. Once the technical and economic analyses of a potential project were complete and a project was deemed to satisfy Ridgewood Energy’s technical criteria, provided an attractive economic risk/reward ratio, and fit within Ridgewood Energy’s diversification strategy, final investment approval was made by the Investment Committee.  When reviewing a project for final investment approval, the Investment Committee sought to balance the economics of the projects, the potential sizes of the projects, the diversity of the operators, and the likely timing of new projects.  The Investment Committee also considered the geological, financial and operating risks of the proposed project and compared these risks to the existing portfolio of Ridgewood Energy projects.  The Investment Committee further focused on the initial well cost relative to the overall revenue potential of the project.

Post-Investment Activities
The Fund has reached the end of its project investment cycle.  All of the projects in which the Fund owns a working interest are currently producing, have been determined to be dry holes or have been fully depleted.  The Investment Committee continually evaluates the production rates of the Fund’s producing wells and takes steps to ensure that optimal prices are obtained for the oil and natural gas produced by the Fund’s wells.

Project Information

Existing projects, and future projects, if any, are located in the waters of the Gulf of Mexico offshore from Texas, Louisiana and Alabama on the OCS. The OCSLA governs certain activities with respect to working interests and the exploration of oil and natural gas in the OCS.  See further discussion under the heading “Regulation” in Item 1. “Business” of this Annual Report.

Leases in the OCS are generally issued for a primary lease term of 5, 8 or 10 years depending on the water depth of the lease block. The 5-year lease term is for blocks in water depths generally less than 400 meters, 8 years for depths between 400 meters and 800 meters and 10 years for depths in excess of 800 meters. During a primary lease term, except in limited circumstances, lessees are not subject to any particular requirements to conduct exploratory or development activities. However, once a lessee drills a well and begins production, the lease term is extended for the duration of commercial production.

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

Royalty Payments
Generally, working interests in an offshore oil and natural gas lease under the OCSLA pay a 16.67% or 18.75% royalty to the BOE for shallow-water projects, dependent upon the lease date, and a 12.5% royalty to the BOE for deepwater projects. Therefore, the net revenue interest of the holders of 100% of the working interest in the projects in which the Fund will invest is between 81.25% and 83.33% of the total revenue for shallow-water projects and 87.5% of the total revenue for deepwater projects, and, such net revenue amount is further reduced by any other royalty burdens that apply to a lease block.  Other than BOE royalties, the Fund does not have material royalty burdens.

Properties

Productive Wells
The following table sets forth the number of productive oil and natural gas wells in which the Fund owned an interest as of December 31, 2010.  Productive wells are producing wells and wells capable of production.  Gross wells are the total number of wells in which the Fund has an interest.  Net wells are the sum of the Fund’s fractional working interests owned in the gross wells.  All of the wells are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

	Total Productive Wells
	Gross	Net
Oil and natural gas	4	0.22

Acreage Data
The following table sets forth the Fund’s interests in developed oil and gas acreage as of December 31, 2010.  The Fund did not have any interests in undeveloped oil and gas acreage as of December 31, 2010.  Ownership interests generally take the form of working interests in oil and gas leases that have varying terms.  All of the wells are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

Developed Acres
Gross	Net
12,161	831

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table.

		Total Spent	Total
	Working	through	Fund
Lease Block	Interest	December 31, 2010	Budget	Status
		(in thousands)
Producing Properties
South Marsh Island 111	3.75%	$1,031	$1,204	Production commenced February 2009. Recompletion efforts to access behind the pipe reserves are expected to commence in March 2011 at an estimated cost of $0.2 million.

West Delta 67	3.75%	$569	$569	Production commenced in 2008. Recompletion activities completed in July 2010 and December 2010 at a total cost of $0.1 million.

West Delta 68	3.75%	$897	$903
Production commenced in 2008. Recompletion activities completed in July 2010 and January 2011 at a total cost of $0.1 million. Additional recompletion planned for 2013 at an estimated cost of $6 thousand.

West Cameron 76 A-1	11.24%	$1,781	$1,781	Production commenced in 2007.

Fully Depleted
2010
East Cameron 299	10.00%	$6,020	N/A	Determined to be fully depleted at December 31, 2010.
West Cameron 556	20.00%	$11,604	N/A	Determined to be fully depleted at December 31, 2010.
2009
Vermilion 344	3.75%	$1,223	N/A	Determined to be fully depleted at December 31, 2009.

In April 2010, the Deepwater Horizon, which was drilling a BP-operated project in the deepwater of the Gulf of Mexico, sank after an apparent blowout and fire.  As of the date of this filing, the well has been permanently capped and environmental remediation efforts are ongoing. Neither the Fund nor any operators of the Fund’s projects owns an interest in the affected field.  As a result of the explosion and resultant oil spill, the U.S. government placed a six-month moratorium on deepwater drilling operations in the Gulf of Mexico, which was lifted effective October 12, 2010.  The U.S. government has also implemented additional safety and certification requirements applicable to drilling activities in the Gulf of Mexico.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.

Marketing/Customers

During 2010, the Fund had engaged a third-party marketer to sell the Fund’s proportionate share of oil and natural gas to the public market.  The Fund did not contract to sell oil and natural gas to customers and therefore, had no customers or any one or few major customers upon which it depends.  Effective December 2010, the Fund sells its oil and gas through an agent, Energy Upgrade, Inc.

The Fund’s current projects are near existing transportation infrastructure and pipelines.  The Manager believes that it is likely that oil and natural gas from the Fund’s future projects will have access to pipeline transportation and can be marketed through its agent.

Natural gas is sold in the spot market at prevailing prices, which fluctuate with demand as a result of related industry variables.  Oil is generally sold one month at a time at prevailing market prices.  Historically, the markets for, and prices of, oil and natural gas have been extremely volatile, and they are likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence; therefore, it is impossible to predict the future price of oil and natural gas with any certainty.  Low commodity prices could have an adverse affect on the Fund’s future profitability.

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
The Fund’s properties are located in the Gulf of Mexico; therefore, its operations and cash flows may be significantly impacted by hurricanes and other inclement weather.  Such events may also have a detrimental impact on third-party pipelines and processing facilities, upon which the Fund relies to transport and process the oil and natural gas it produces. The National Hurricane Center defines hurricane season in the Gulf of Mexico as June through November. The Fund did not experience any damage or shut-ins, or production stoppages, due to hurricane activity in 2010.

Operator

The projects in which the Fund has invested are operated and controlled by unaffiliated third-party entities acting as operators. The operators are responsible for drilling, administration and production activities for leases jointly owned by working interest owners and act on behalf of all working interest owners under the terms of the applicable operating agreement. In certain circumstances, operators will enter into agreements with independent third-party subcontractors and suppliers to provide the various services required for operating leases. Currently, the Fund's producing properties are operated by LLOG Exploration Offshore, Inc. and BHP Billiton Petroleum Ltd.

Because the Fund does not operate any of the projects in which it has acquired an interest, shareholders not only bear the risk that the Manager will be able to select suitable projects, but also that, once selected, such projects will be managed prudently, efficiently and fairly by the operators.

Insurance

The Manager has obtained what it believes to be adequate insurance for the funds that it manages.  The Manager has obtained hazard, property, general liability and other insurance in commercially reasonable amounts to cover its projects, as well as general liability, directors’ and officers’ liability and similar coverage for its business operations. However, there is no assurance that such insurance will be adequate to protect the Fund from material losses related to the projects.  Further, for the policy periods August 2009 through July 2010 and August 2010 through July 2011, the Manager did not obtain coverage for named windstorm.  As a result of the losses underwriters incurred from claims arising from Hurricane Ike, a named windstorm in September 2008, the Manager determined that the premiums sought by underwriters for, and the deductibles applicable to, coverage for named windstorm made obtaining such coverage for such policy period prohibitively expensive.  In addition, the Manager's past practice has been to obtain insurance as a package that is intended to cover most, if not all, of the funds under its management.  The Manager re-evaluates the insurance coverage on an annual basis.  While the Manager believes it has obtained adequate insurance in accordance with customary industry practices, the possibility exists, depending on the extent of the incident, that insurance coverage may not be sufficient to cover all losses.  In addition, depending on the extent, nature and payment of any claims to the Fund's affiliates, yearly insurance limits may be exhausted and become insufficient to cover a claim made by the Fund in a given year.

Salvage Fund

As to projects in which the Fund owns a working interest, the Fund deposits in a separate interest-bearing account, or salvage fund, cash to provide for the Fund’s proportionate share of the anticipated cost of dismantling production platforms and facilities, plugging and abandoning the wells, and removing the platforms, facilities and wells in respect of the projects after the end of their useful lives, in accordance with applicable federal and state laws and regulations.  The Fund has deposited $1.0 million from capital contributions into a salvage fund, which, along with interest earned on this account, the Fund currently estimates to be sufficient to meet the Fund’s potential requirements. If, at any time, the Manager determines the salvage fund will not be sufficient to cover the Fund’s proportionate share of expense, the Fund may transfer amounts from capital contributions or operating income to fund the deficit.  Payments to the salvage fund will reduce the amount of cash distributions that may be made to investors by the Fund.  Any portion of a salvage fund that remains after the Fund pays its share of the actual salvage cost will be distributed to the shareholders. There are no legal restrictions on the withdrawal or use of the salvage fund.

Competition

Strong competition exists in the acquisition of oil and natural gas leases and in all sectors of the oil and natural gas exploration and production industry. Although the Fund does not compete for lease acquisitions from the BOE, it does compete with other companies for the acquisition of percentage ownership interests in oil and natural gas working interests in the secondary market.

In many instances, the Fund competes for projects with large independent oil and natural gas producers who generally have significantly greater access to capital resources, have a larger staff, and more experience in oil and natural gas exploration and production than the Fund. As a result, these larger companies are in a position that they could outbid the Fund for a project. However, because these companies are larger and have significant resources, they tend to focus more on projects that are larger, have greater reserve potential, and cost significantly more to explore and develop.  The focus of these companies on larger projects does not necessarily mean that they will not investigate and/or acquire projects for which the Fund typically competes.  The Manager is often able to win project participations ahead of such competitors for the following reasons: (i) Ridgewood Energy has an investment process that is not subject to the more layered decision-making processes that typically exist within larger oil and gas companies; such process enables Ridgewood Energy to assimilate financial, seismic and operational data in relation to a prospective project and efficiently assess the terms on which the project is being offered, which the Fund believes puts Ridgewood Energy in a position to reach an investment decision in advance of most large oil and gas companies, (ii)  Ridgewood Energy is an active exploration and production participant in the Gulf of Mexico, and as a result, the management team is in regular contact with operators and is able to contribute perspectives both from a geological and operational viewpoint, and (iii) Ridgewood Energy is typically not viewed as a competitor by the syndicating operator, as Ridgewood Energy does not participate in lease block sales but principally invests in drill-ready syndicated projects.

Employees

The Fund has no employees as the Manager operates and manages the Fund.

Offices

The principal executive office of each of the Fund and the Manager is located at 14 Philips Parkway, Montvale, NJ 07645, and their phone number is 800-942-5550. The Manager leases additional office space at 11700 Old Katy Road, Houston, TX 77079.  In addition, the Manager maintains leases for other offices that are used for administrative purposes for the Fund and other funds managed by the Manager.

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

The Fund owns projects that are located in the offshore waters of the Gulf of Mexico on the OCS. The Fund’s operations and activities are therefore governed by the OCSLA and certain other laws and regulations. The Fund may own interests in properties located in state waters of the Gulf of Mexico, for which such states regulate drilling and operating activities by requiring, among other things, drilling permits and bonds and reports concerning operations. The laws of such states also govern a number of environmental and conservation matters, including the handling and disposing of waste materials, unitization and pooling of natural gas and oil properties, and the levels of production from natural gas and oil wells.

Outer Continental Shelf Lands Act

Under the OCSLA, the United States federal government has jurisdiction over oil and natural gas development on the OCS. As a result, the United States Secretary of the Interior is empowered to sell exploration, development and production leases of a defined submerged area of the OCS, or a block, through a competitive bidding process. Such activity is conducted by the BOE, an agency of the United States Department of Interior. The BOE administers federal offshore leases pursuant to regulations promulgated under the OCSLA. Lessees must obtain BOE approval for exploration, development and production plans prior to the commencement of offshore operations. In addition, approvals and permits are required from other agencies such as the U.S. Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency.  The Fund is not involved in the process of obtaining any such approvals or permits. Offshore operations are subject to numerous regulatory requirements, including stringent engineering and construction specifications related to offshore production facilities and pipelines and safety-related regulations concerning the design and operating procedures of these facilities and pipelines. BOE regulations also restrict the flaring or venting of production and proposed regulations would prohibit the flaring of liquid hydrocarbons and oil without prior authorization.

The BOE has also imposed regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities. Under certain circumstances, the BOE may require operations on federal leases to be suspended or terminated. Any such suspension or termination could adversely affect the Fund’s operations and interests.

The BOE conducts auctions for lease blocks of submerged areas offshore. As part of the leasing activity and as required by the OCSLA, the leases auctioned include specified lease terms such as the duration of the lease, the amount of royalty to be paid, lease cancellation and suspension, and, to a limited degree, the planned activities of exploration and production to be conducted by the lessee. In addition, the OCSLA grants the Secretary of the Interior continuing oversight and approval authority over exploration plans throughout the term of the lease.

Sales and Transportation of Oil and Natural Gas

The Fund sells its proportionate share of oil and natural gas to the market through an agent or a joint operating agreement and receives market prices from such sales. These sales are not currently subject to regulation by any federal or state agency. However, in order for the Fund to make such sales, it is dependent upon unaffiliated pipeline companies whose rates, terms and conditions of transport are subject to regulation by the Federal Energy Regulatory Commission ("FERC"). The rates, terms and conditions are regulated by FERC pursuant to a variety of statutes, including the OCSLA, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 1992. Generally, depending on certain factors, pipelines can charge rates that are either market-based or cost-of-service. In some circumstances, rates can be agreed upon pursuant to settlement. Thus, the rates that pipelines charge the Fund, although regulated, are beyond the Fund’s control. Nevertheless, such rates would apply uniformly to all transporters on that pipeline and, as a result, management does not anticipate that the impact to the Fund of any changes in such rates, terms or conditions would be materially different than the impact upon other oil or natural gas producers and marketers.

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

Some of the environmental laws that apply to oil and natural gas exploration and production are:

The Oil Pollution Act. The Oil Pollution Act of 1990, as amended (the “OPA”), amends Section 311 of the Federal Water Pollution Control Act of 1972 (the “Clean Water Act”) and was enacted in response to the numerous tanker spills, including the Exxon Valdez spill, that occurred in the 1980s. Among other things, the OPA clarifies the federal response authority to, and increases penalties for, such spills. The OPA establishes a new liability regime for oil pollution incidents in the aquatic environment. Essentially, the OPA provides that a responsible party for a vessel or facility from which oil is discharged or that poses a substantial threat of a discharge could be liable for certain specified damages resulting from a discharge of oil, including clean-up and remediation, loss of subsistence use of natural resources, real or personal property damages, as well as certain public and private damages. A responsible party includes a lessee of an offshore facility.

The OPA also requires a responsible party to submit proof of its financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. Under the OPA, parties responsible for offshore facilities must provide financial assurance of at least $35 million to address oil spills and associated damages. In certain limited circumstances, that amount may be increased to $150 million. As indicated earlier, the Fund has not been required to make any such showing to the BOE, as the operators are responsible for such compliance. However, notwithstanding the operators’ responsibility for compliance, in the event of an oil spill, the Fund, along with the operators and other working interest owners, could be liable under the OPA for the resulting environmental damage.

Clean Water Act. Generally, the Clean Water Act imposes liability for the unauthorized discharge of pollutants, including petroleum products, into the surface and coastal U.S. waters, except in strict conformance with discharge permits issued by the federal, or state, if applicable, agency. Regulations governing water discharges also impose other requirements, such as the obligation to prepare spill response plans. The Fund’s operators are responsible for compliance with the Clean Water Act, although the Fund may be liable for any failure of the operator to do so.

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

Other Environmental Laws. In addition to the above, the Fund’s operations may be subject to the Resource Conservation and Recovery Act of 1976, as amended, which regulates the generation, transportation, treatment, storage, disposal and cleanup of certain hazardous wastes, as well as the Comprehensive Environmental Response, Compensation and Liability Act, which imposes joint and several liability without regard to fault or legality of conduct on classes of persons who are considered responsible for the release of a hazardous substance into the environment.

The above represents a brief outline of the significant environmental laws that may apply to the Fund’s operations. The Fund believes that its operators are in compliance with each of these environmental laws and the regulations promulgated thereunder.  The Fund does not believe that the costs of compliance with applicable environmental laws, including federal, state and local laws, will have a material adverse impact on its financial condition and/or operations.

ITEM 1A.            RISK FACTORS

Not required.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.               PROPERTIES

The information regarding the Fund’s properties that is contained in Item 1. “Business” of this Annual Report under the headings “Project Information” and “Properties,” is incorporated herein by reference.

Drilling Activity
The following table sets forth the Fund’s drilling activity for the years ended December 31, 2010 and 2009.  Gross wells are the total number of wells in which the Fund has an interest.  Net wells are the sum of the Fund’s fractional working interests owned in the gross wells.  All of the wells are located in the offshore waters of the Gulf of Mexico.  During the years ended December 31, 2010 and 2009, the Fund had no drilling activity for developmental wells.

	2010		2009
	Gross	Net	Gross	Net
Exploratory wells:
Productive	-	-	1	0.04
Nonproductive	-	-	-	-
In-progress	-	-	-	-
Exploratory well total	-	-	1	0.04

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

The primary technical person in charge of overseeing the Fund’s reserves estimates has a B.S. degree in Petroleum Engineering and is a member of the Society of Petroleum Engineers, the Association of American Drilling Engineers and the American Petroleum Institute.  With over twenty years of industry experience, he is currently responsible for reserve reporting, engineering and economic evaluation of exploration and development opportunities, and the oversight of drilling and production operations.

The Fund’s reserve estimates at December 31, 2010 and 2009 were prepared by Ryder Scott Company, L.P., (“Ryder Scott”) an independent petroleum engineering firm.  The information regarding the qualifications of the petroleum engineer is included within the report from Ryder Scott, which is included as Exhibit 99 of this Annual Report, and is incorporated herein by reference.

Proved oil and gas reserves are estimated quantities of oil and natural gas, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.  The information regarding the Fund’s proved reserves, which is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the heading “Critical Accounting Estimates – Proved Reserves”, is incorporated herein by reference.  The information regarding the Fund’s unaudited net quantities of proved developed and undeveloped reserves, which is contained in Table III in the “Supplementary Financial Information – Information about Oil and Gas Producing Activities – Unaudited” included in Item 15.  “Exhibits, Financial Statement Schedules” of this Annual Report, is incorporated herein by reference.

Proved Undeveloped Reserves. At December 31, 2010, the Fund had no proved undeveloped oil and natural gas reserves.  At December 31, 2009, the Fund had approximately 400 barrels and 80 thousand mcf of proved undeveloped oil and natural gas reserves, respectively, attributable to South Marsh Island 111.  During 2010, the Fund determined it was not economical to proceed with the development of the proved undeveloped oil and natural gas reserves related to South Marsh Island 111.

Production and Prices
The information regarding the Fund’s production of oil and natural gas, and certain price and cost information for the years ended December 31, 2010 and 2009 that is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the headings “Results of Operations – Oil and Gas Revenue” and “Results of Operations – Operating Expenses” is incorporated herein by reference.

Delivery Commitments
As of December 31, 2010, the Fund had no obligations or delivery commitments under any existing contracts.

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

There is currently no established public trading market for the Shares.  As of the date of this filing, there were 856 shareholders of record of the Fund.

Distributions are made in accordance with the provisions of the LLC Agreement.  At various times throughout the year, the Manager determines whether there is sufficient available cash as defined in the LLC Agreement, for distribution to shareholders.  There is, however, no requirement to distribute available cash and as such, available cash is distributed to the extent and at such times as the Manager believes is advisable.  During 2006, the Manager elected to waive its right to distributions of available cash from operations for the remaining life of the Fund.   During the years ended December 31, 2010 and 2009, the Fund paid distributions to shareholders totaling $0.4 million and $2.1 million, respectively.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Fund’s Business

The Fund was organized to primarily acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the LLC Agreement.

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects.  The Fund does not currently, nor is there any plan to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  See Item 1. “Business” of this Annual Report under the headings “Project Information” and “Properties” for more information regarding the projects of the Fund.

Revenues are subject to market pricing for oil and natural gas, which has been volatile, and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Low commodity prices could have an adverse affect on the Fund’s future profitability.

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

The costs of exploratory and developmental wells are capitalized pending determination of whether proved reserves have been found. Drilling costs remain capitalized after drilling is completed if (1) the well has found a sufficient quantity of reserves to justify completion as a producing well and (2) sufficient progress is being made in assessing the reserves and the economic and operating viability of the project. If either of those criteria is not met, or if there is substantial doubt about the economic or operational viability of the project, the capitalized well costs are expensed as dry-hole costs. Indicators of sufficient progress in assessing reserves and the economic and operating viability of a project include: commitment of project personnel; active negotiations for sales contracts with customers; negotiations with governments, operators and contractors; and firm plans for additional drilling and other factors.

Unproved Property
Unproved property is comprised of capital costs incurred for undeveloped acreage, wells and production facilities in progress and wells pending determination. These costs are excluded from the depletion base until the outcome of the project has been determined, or generally until it is known whether proved reserves will or will not be assigned to the property.  The Fund assesses all items in its unproved property balance on an ongoing basis for possible impairment or reduction in value.

Proved Reserves
Annually, the Fund engages an independent petroleum engineer, Ryder Scott, to perform a comprehensive study of the Fund’s proved properties to determine the quantities of reserves and the period over which such reserves will be recoverable. The Fund’s estimates of proved reserves are based on the quantities of oil and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production and timing of development expenditures, including many factors beyond the Fund’s control. The estimation process is very complex and relies on assumptions and subjective interpretations of available geologic, geophysical, engineering and production data and the accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geological interpretation, and judgment. In addition, as a result of volatility and changing market conditions, commodity prices and future development costs will change from period to period, causing estimates of proved reserves and future net revenues to change.  Estimates of proved reserves are key components of the Fund’s most significant financial estimates involving its rate for recording depreciation, depletion and amortization.

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

Results of Operations

The following table summarizes the Fund’s results of operations for the years ended December 31, 2010 and 2009, and should be read in conjunction with the Fund’s financial statements and the notes thereto included within Item 8. “Financial Statements and Supplementary Data” contained in this Annual Report.

	Year ended December 31,
	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$948	$2,385
Expenses
Depletion and amortization	688	2,895
Impairment of oil and gas properties	2,985	2,394
Operating expenses	550	613
General and administrative expenses	270	273
Total expenses	4,493	6,175
Loss from operations	(3,545)	(3,790)
Other income
Interest income	30	44
Net loss	$(3,515)	$(3,746)

Overview.  The Fund’s revenue, depletion and amortization, and lease operating expense were affected by the timing of the onset of production of the Fund’s wells and by the impact of well maintenance activities.  During the year ended December 31, 2010, the Fund had six wells that produced for a total of 1,436 days, compared to seven wells that produced for a total of 2,038 days during the year ended December 31, 2009.  The decrease in total production days was the result of one of the Fund’s wells being fully depleted at December 31, 2009 coupled with increased non-productive days related to maintenance activities.  During the year ended December 31, 2010, the Fund's wells' production rate averaged 120 mcfe/producing day, compared to 262 mcfe/producing day during the year ended December 31, 2009.  The decrease was primarily related to natural declines in production for two of the Fund’s wells, which were determined to be fully depleted at December 31, 2010.

Oil and Gas Revenue. Oil and gas revenue for the year ended December 31, 2010 was $0.9 million, a $1.4 million decrease from the year ended December 31, 2009.  The decrease is attributable to the impact of decreased sales volumes totaling $1.6 million, partially offset by the impact of increased average prices totaling $0.2 million.

Oil sales volumes were 2 thousand barrels and 5 thousand barrels for the years ended December 31, 2010 and 2009, respectively.  The Fund’s oil prices averaged $78 per barrel during the year ended December 31, 2010 compared to $53 per barrel during the year ended December 31, 2009.

Gas sales volumes were 146 thousand mcf and 492 thousand mcf for the years ended December 31, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.89 per mcf during the year ended December 31, 2010 compared to $4.20 per mcf during the year ended December 31, 2009.

The decreases in oil and gas volumes were principally attributable to a reduction in the number of production days coupled with a decrease in the average production rate.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the year ended December 31, 2010 was $0.7 million, a decrease of $2.2 million from the year ended December 31, 2009.  The decrease resulted primarily from a decrease in production volumes totaling $2.0 million coupled with a decrease in average depletion rates totaling $0.2 million.  The decrease in average depletion rates was primarily the result of the composite of productive wells coupled with a reduction in depletable costs resulting from impairments recorded during 2009.

Impairment of Oil and Gas Properties.  During the year ended December 31, 2010, the Fund recorded impairments of oil and gas properties totaling $3.0 million, which were attributable to revisions in reserve estimates related to East Cameron 299, West Cameron 556, and South Marsh Island 111 and adjustments to asset retirement obligations for fully depleted wells.  At December 31, 2010, the Fund’s independent petroleum engineer determined that both the East Cameron 299 and West Cameron 556 wells were fully depleted.  During the year ended December 31, 2009 the Fund recorded  impairments of oil and gas properties totaling $2.4 million, which were attributable to lower oil and gas commodity prices, revisions to reserve estimates, and adjustments to asset retirement obligations for fully depleted wells.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.

	Year ended December 31,
	2010	2009
	(in thousands)
Lease operating expense	$530	$610
Workover expense	14	11
Accretion expense	9	8
Dry-hole costs	(3)	(16)
	$550	$613

Lease operating expense was related to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $3.07 per mcfe during the year ended December 31, 2010 compared to $1.14 per mcfe during the year ended December 31, 2009.  Workover expenses represent costs to restore or stimulate production of existing reserves of a proved property.  During the years ended December 31, 2010 and 2009, workover expenses were attributable to East Cameron 299 and West Delta 67, respectively.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Year ended December 31,
	2010	2009
	(in thousands)
Accounting fees	$121	$131
Management reimbursement and other	80	81
Insurance expense	69	61
	$270	$273

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Management reimbursement and other expenses relate primarily to reimbursements for various administrative costs incurred on the Fund’s behalf.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the year ended December 31, 2010 was $30 thousand, a $14 thousand decrease from the year ended December 31, 2009.  The decrease was the result of a reduction in average outstanding balances earning interest, due to capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the year ended December 31, 2010 were $0.3 million, primarily related to revenue received of $1.1 million, partially offset by operating expenses paid of $0.5 million and general and administrative expenses of $0.3 million.

Cash flows provided by operating activities for the year ended December 31, 2009 were $1.9 million, primarily related to revenue received of $2.6 million and favorable working capital of $0.2 million, partially offset by operating expenses of $0.6 million and general and administrative expenses of $0.3 million.

Investing Cash Flows
Cash flows used in investing activities for the year ended December 31, 2010 were $0.4 million, primarily related to capital expenditures for oil and gas properties, inclusive of advances.

Cash flows used in investing activities for the year ended December 31, 2009 were $0.3 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the year ended December 31, 2010 were $0.4 million, related to shareholder distributions.

Cash flows used in financing activities for the year ended December 31, 2009 were $2.1 million, related to shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of December 31, 2010, the Fund had committed to spend an additional $0.2 million relating to its investment properties, principally all of which is expected to be spent during the next twelve months.

Capital expenditures for investment properties were funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest was limited and each unsuccessful project the Fund experienced reduced its ability to generate revenue and exhausted its capital.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.  During 2006, the Manager elected to waive its right to distributions of available cash from operations for the remaining life of the Fund.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at December 31, 2010 and 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts. No contractual obligations exist at December 31, 2010 and 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Financial Statements – “Recent Accounting Standards” contained in Item 8. “Financial Statements and Supplementary Data” contained in this Annual Report for a discussion of recent accounting pronouncements.

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

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Fund, management of the Fund and the Manager carried out an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2010.  Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Management of the Fund, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”) in Internal Control — Integrated Framework.  Based on their assessment using those criteria, management of the Fund concluded that, as of December 31, 2010, the Fund’s internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer of the Fund have concluded that there have not been any changes in the Fund’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund has engaged Ridgewood Energy as the Manager. The Manager has very broad authority, including the authority to appoint the executive officers of the Fund.  Executive officers of Ridgewood Energy and the Fund and their ages at December 31, 2010 are as follows:

Officer of
Ridgewood Energy
Name, Age and Position with Registrant	Corporation Since

Robert E. Swanson, 63
Chief Executive Officer	1982

Kenneth W. Lang, 56
President and Chief Operating Officer	2009

Kathleen P. McSherry, 45
Executive Vice President and
Chief Financial Officer	2001

Robert L. Gold, 52
Executive Vice President	1987

Daniel V. Gulino, 50
Senior Vice President and General Counsel	2003

The officers in the above table have also been officers of the Fund since March 1, 2004, the date of inception of the Fund, with the exception of Mr. Lang, who has been an officer of Ridgewood Energy and the Fund since June 2009.  The officers are employed by and paid exclusively by the Manager.  Set forth below is certain biographical information regarding the executive officers of Ridgewood Energy and the Fund:

Robert E. Swanson has served as the Chairman, Chief Executive Officer, and controlling shareholder of Ridgewood Energy since its inception and is the Chairman of the Investment Committee.  Mr. Swanson is also the Chairman of Ridgewood Capital Management, LLC, and President of Ridgewood Securities Corporation, affiliates of Ridgewood Energy. Mr. Swanson is a member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Kenneth W. Lang has served as the President and Chief Operating Officer of Ridgewood Energy since June 2009 and is a member of the Investment Committee.  Prior to joining the Fund, Mr. Lang was with BP for twenty-four years, ultimately serving for his last two years with BP as Senior Vice President for BP’s Gulf of Mexico business and a member of the Board of Directors for BP America, Inc.  Prior to that, Mr. Lang was Vice President – Production for BP.  After twenty-four years of service to BP, Mr. Lang retired and devoted fifteen months of personal time to pursue and explore other interests.  Mr. Lang is a graduate of the University of Houston.

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

Daniel V. Gulino is Senior Vice President of Legal Affairs for Ridgewood Energy and has served as counsel for Ridgewood Energy since 2003. Mr. Gulino also serves as Senior Vice President of Legal Affairs of Ridgewood Capital Management and Senior Vice President & General Counsel of Ridgewood Securities Corporation.  Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars.  Mr. Gulino is a graduate of Fairleigh Dickinson University and Rutgers School of Law.

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

Code of Ethics

The Manager has adopted a code of ethics for all employees, including the Manager’s principal executive officer and principal financial and accounting officer. If any amendments are made to the code of ethics or the Manager grants any waiver, including any implicit waiver, from a provision of the code that applies to the Manager’s executive officers or principal financial and accounting officer, the Fund will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.  Copies of the code of ethics are available, without charge, on the Manager’s website at www.ridgewoodenergy.com and in print upon written request to the business address of the Manager at 14 Philips Parkway, Montvale, New Jersey 07645, ATTN:  General Counsel.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Fund’s executive officers and directors, and persons who own more than 10% of a registered class of the Fund’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Fund, the Fund believes that during the year ended December 31, 2010, all filing requirements applicable to its officers, directors and 10% beneficial owners were met.

ITEM 11.	EXECUTIVE COMPENSATION

The executive officers of the Fund do not receive compensation from the Fund. The Manager, or its affiliates, compensates the officers without additional payments by the Fund. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report for more information regarding Manager compensation and payments to affiliated entities.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Percentage of beneficial ownership is based on 480.7046 shares outstanding at March 15, 2011.  No officer of the Manager or the Fund owns any of the Shares and no person owns more than 5% of the Shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with the LLC Agreement, the Manager is entitled to an annual management fee equal to 2.5% of the total shareholder capital. During 2005, the Manager waived its management fee for the remaining life of the Fund.   Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs totaled $80 thousand for each of the years ended December 31, 2010 and 2009, which were included in general and administrative expenses.

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

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services rendered by Deloitte & Touche LLP for the years ended December 31, 2010 and 2009.

	Year ended December 31,
	2010	2009
	(in thousands)

Audit fees (1)	$90	$105
Audit-related fees (2)	-	3
	$90	$108

(1)	Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

(2)	Fees for consultations regarding the Fund’s disclosure controls and procedures in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

PART IV

ITEM 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

See “Index to Financial Statements” set forth on page F-1.

(a) (2)	Financial Statement Schedules

None.

(a) (3)

Exhibit
Number	Title of Exhibit	Method of Filing

3.1	Certificate of Formation of Ridgewood Energy K Fund LLC dated March 1, 2004	Incorporated by reference to the Fund's Form 10 filed on April 29, 2005

3.2	Limited Liability Company Agreement between Ridgewood Energy Corporation and Investors of Ridgewood Energy K Fund LLC dated April 1, 2004	Incorporated by reference to the Fund's Form 10 filed on April 29, 2005

14	Code of Ethics	Filed herewith

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith

31.2	Certification of Kathleen P. McSherry, Executive Vice President and Chief Financial Officer of the Fund, pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith

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

RIDGEWOOD ENERGY K FUND, LLC

Date: March 15, 2011	By:	/s/ ROBERT E. SWANSON
Robert E. Swanson
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT E. SWANSON	Chief Executive Officer (Principal	March 15, 2011
Robert E. Swanson	Executive Officer)

/s/ KATHLEEN P. MCSHERRY	Executive Vice President and Chief	March 15, 2011
Kathleen P. McSherry	Financial Officer (Principal Financial
and Accounting Officer)

RIDGEWOOD ENERGY CORPORATION

/s/ ROBERT E. SWANSON	Chief Executive Officer of the Manager	March 15, 2011
Robert E. Swanson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Manager of Ridgewood Energy K Fund, LLC:

We have audited the accompanying balance sheets of Ridgewood Energy K Fund, LLC (the “Fund”) as of December 31, 2010 and 2009, and the related statements of operations, changes in members’ capital, and cash flows for the years ended December 31, 2010 and 2009.  These financial statements are the responsibility of the Fund's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures, in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ridgewood Energy K Fund, LLC as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
March 15, 2011

RIDGEWOOD ENERGY K FUND, LLC
BALANCE SHEETS
(in thousands, except share data)
	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,311	$2,786
Production receivable	57	209
Other current assets	28	25
Total current assets	2,396	3,020
Salvage fund	1,215	1,189
Oil and gas properties:
Advances to operators for working interests and expenditures	67	-
Proved properties	4,381	21,972
Less: accumulated depletion and amortization	(2,241)	(16,795)
Total oil and gas properties, net	2,207	5,177
Total assets	$5,818	$9,386

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$87	$156
Accrued expenses	386	65
Asset retirement obligations	152	-
Total current liabilities	625	221
Asset retirement obligations	436	478
Other liabilities	29	-
Total liabilities	1,090	699

Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(290)	(290)
Retained earnings	1,137	1,153
Manager's total	847	863
Shareholders:
Capital contributions (534 shares authorized; 480.7046 issued and outstanding)	70,860	70,860
Syndication costs	(7,775)	(7,775)
Distributions	(12,442)	(11,998)
Accumulated deficit	(46,762)	(43,263)
Shareholders' total	3,881	7,824
Total members' capital	4,728	8,687
Total liabilities and members' capital	$5,818	$9,386

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY K FUND, LLC
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2010	2009
Revenue
Oil and gas revenue	$948	$2,385
Expenses
Depletion and amortization	688	2,895
Impairment of oil and gas properties	2,985	2,394
Operating expenses	550	613
General and administrative expenses	270	273
Total expenses	4,493	6,175
Loss from operations	(3,545)	(3,790)
Other income
Interest income	30	44
Net loss	$(3,515)	$(3,746)

Manager Interest
Net (loss) income	$(16)	$171

Shareholder Interest
Net loss	$(3,499)	$(3,917)
Net loss per share	$(7,279)	$(8,148)

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY K FUND, LLC
STATEMENTS OF CHANGES IN MEMBERS' CAPITAL
(in thousands, except share data)

	# of Shares	Manager	Shareholders	Total

Balances, December 31, 2008	480.7046	$692	$13,852	$14,544
Net income (loss)	-	171	(3,917)	(3,746)
Distributions	-	-	(2,111)	(2,111)
Balances, December 31, 2009	480.7046	863	7,824	8,687
Net loss	-	(16)	(3,499)	(3,515)
Distributions	-	-	(444)	(444)
Balances, December 31, 2010	480.7046	$847	$3,881	$4,728

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY K FUND, LLC
STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2010	2009

Cash flows from operating activities
Net loss	$(3,515)	$(3,746)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion and amortization	688	2,895
Impairment of oil and gas properties	2,985	2,394
Dry-hole costs	-	(16)
Accretion expense	9	8
Changes in assets and liabilities:
Decrease in production receivable	152	213
(Increase) decrease in other current assets	(2)	160
Increase in due to operators	34	5
Decrease in accrued expenses and other liabilities	(15)	(8)
Net cash provided by operating activities	336	1,905

Cash flows from investing activities
Payments to operators for working interests and expenditures	(67)	-
Capital expenditures for oil and gas properties	(274)	(276)
Interest reinvested in salvage fund	(26)	(27)
Net cash used in investing activities	(367)	(303)

Cash flows from financing activities
Distributions	(444)	(2,111)
Net cash used in financing activities	(444)	(2,111)

Net decrease in cash and cash equivalents	(475)	(509)
Cash and cash equivalents, beginning of year	2,786	3,295
Cash and cash equivalents, end of year	$2,311	$2,786

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution. At December 31, 2010, the Fund’s bank balances exceeded federally insured limits by $2.0 million, principally all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At December 31, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, of $1.1 million, which mature in February 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

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

The successful efforts method of accounting for oil and gas producing activities is followed. Acquisition costs are capitalized when incurred.  Other oil and gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred.  The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves.  If proved commercial reserves have not been found, exploratory drilling costs are expensed as dry-hole costs.  Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of oil and gas, are capitalized.  Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

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

At December 31, 2010 and 2009, amounts recorded in due to operators totaling $2 thousand and $0.1 million, respectively, related to capital expenditures for oil and gas properties.

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s rights, title and interest.  The Fund may be required to advance its share of estimated cash expenditures for the succeeding month’s operation.  The Fund accounts for such payments as advances to operators for working interests and expenditures.  As drilling costs are incurred, the advances are reclassified to unproved or proved properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the years ended December 31, 2010 and 2009.

	2010	2009
	(in thousands)
Balance, beginning of year	$478	$348
Liabilities incurred	101	122
Accretion expense	9	8
Balance, end of year	$588	$478

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

During the year ended December 31, 2010, the Fund recorded impairments of oil and gas properties totaling $3.0 million, which were attributable to revisions in reserve estimates related to East Cameron 299, West Cameron 556, and South Marsh Island 111 and adjustments to asset retirement obligations for fully depleted wells.  At December 31, 2010, the Fund’s independent petroleum engineer determined that both the East Cameron 299 and West Cameron 556 wells were fully depleted.  During the year ended December 31, 2009 the Fund recorded  impairments of oil and gas properties totaling $2.4 million, which were attributable to lower oil and gas commodity prices, revisions to reserve estimates, and adjustments to asset retirement obligations for fully depleted wells.  The fair value of the impaired wells was determined based on level 3 inputs, which include projected income from reserves utilizing forward price curves, net of anticipated costs, discounted.

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

3.  Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurements.  This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance was effective beginning January 1, 2010.  The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010, which will be effective for the Fund December 31, 2011. The adoption of the guidance is not expected to have a material impact on the Fund’s financial statements.

4.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.   At December 31, 2010 or 2009, the Fund had no unproved properties.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.   The Fund had credits to dry-hole costs of $3 thousand and $16 thousand during the years ended December 31, 2010 and 2009, respectively.

5.  Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.  The Manager determines whether available cash from operations, as defined in the LLC Agreement, will be distributed.  Such distributions are allocated 85% to the shareholders and 15% to the Manager, as required by the LLC Agreement.   During 2006, the Manager elected to waive its right to distributions of available cash from operations for the remaining life of the Fund.

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

6.  Related Parties

In accordance with the LLC Agreement, the Manager is entitled to an annual management fee equal to 2.5% of the total shareholder capital. During 2005, the Manager waived its management fee for the remaining life of the Fund.   Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs totaled $80 thousand for each of the years ended December 31, 2010 and 2009, which were included in general and administrative expenses.

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

7.  Fair Value Measurements

At December 31, 2010 and 2009, cash and cash equivalents, production receivable, salvage fund, accrued expenses and other liabilities approximate fair value.

8.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of December 31, 2010, the Fund had committed to spend an additional $0.2 million related to its investment properties, principally all of which is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At December 31, 2010 and 2009, there were no known environmental contingencies that required the Fund to record a liability.

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

Table I - Capitalized Costs Relating to Oil and Gas Producing Activities
	December 31,
	2010	2009
	(in thousands)
Advances to operators for working interests and expenditures	$67	$-
Proved properties	4,381	21,972
Total oil and gas properties	4,448	21,972
Accumulated depletion and amortization	(2,241)	(16,795)
Oil and gas properties, net	$2,207	$5,177

Table II - Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development

	Year ended December 31,
	2010	2009
	(in thousands)
Exploration costs	$69	$253
Development costs	291	52
	$360	$305

Table III - Reserve Quantity Information

Oil and gas reserves of the Fund have been estimated by an independent petroleum engineer, Ryder Scott Company, L.P. at December 31, 2010 and 2009. These reserve disclosures have been prepared in compliance with the Securities and Exchange Commission rules. Due to inherent uncertainties and the limited nature of recovery data, estimates of reserve information are subject to change as additional information becomes available.

	December 31, 2010		December 31, 2009
	United States
	Oil (BBLS)	Gas (MCF)	Oil (BBLS)	Gas (MCF)

Proved developed and undeveloped reserves:
Beginning of year	33,855	979,499	49,675	1,689,276
Extensions and discoveries	-	-	1,507	358,714
Revisions of previous estimates (a)	(7,335)	(392,358)	(12,367)	(567,434)
Production	(1,849)	(162,091)	(4,960)	(501,057)
End of year	24,671	425,050	33,855	979,499

Proved developed reserves:
Beginning of year	33,455	899,437	39,490	1,096,603
End of year	24,671	425,050	33,455	899,437

Proved undeveloped reserves:
Beginning of year	400	80,062	10,185	592,673
End of year	-	-	400	80,062

(a) Revisions of previous estimates were primarily attributable to revisions due to well performance coupled with the year-end determinations that two of the Fund's wells were fully depleted at December 31, 2010 and one of the Fund's wells was fully depleted at December 31, 2009.

Table IV - Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

Summarized in the following table is information for the Fund with respect to the standardized measure of discounted future net cash flows relating to proved oil and gas reserves. At December 31, 2010 and 2009, future cash inflows were determined based on average first-of-the-month prices for the prior twelve-month period. Future production and development costs are derived based on current costs assuming continuation of existing economic conditions.

	December 31,
	2010	2009
	(in thousands)
Future cash inflows	$3,981	$6,015
Future production costs	(880)	(1,246)
Future development costs	(1,142)	(808)
Future net cash flows	1,959	3,961
10% annual discount for estimated timing of cash flows	(348)	(735)
Standardized measure of discounted future net cash flows	$1,611	$3,226

Table V - Changes in the Standardized Measure for Discounted Cash Flows

The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs.

	Year ended December 31,
	2010	2009
	(in thousands)
Net change in sales and transfer prices and in production costs related to future production	$416	$(2,038)
Sales and transfers of oil and gas produced during the period	(418)	(1,775)
Net change due to extensions, discoveries, and improved recovery	-	771
Changes in estimated future development costs	(334)	1,803
Net change due to revisions in quantities estimates	(1,247)	(2,610)
Accretion of discount	323	684
Other	(355)	(452)
Aggregate change in the standardized measure of discounted future net cash flows for the year	$(1,615)	$(3,617)

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