Form 10-Q
period 2011-03-31
RIDGEWOOD ENERGY K FUND LLC
filed 2011-05-10
CIK 1285480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 000-51266

RIDGEWOOD ENERGY K FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0580588 (I.R.S. Employer Identification No.)

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

As of May 10, 2011 the Fund had 480.7046 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,240	$2,311
Production receivable	68	57
Other current assets	19	28
Total current assets	2,327	2,396
Salvage fund	1,222	1,215
Oil and gas properties:
Advances to operators for working interests and expenditures	-	67
Proved properties	4,443	4,381
Less: accumulated depletion and amortization	(2,286)	(2,241)
Total oil and gas properties, net	2,157	2,207
Total assets	$5,706	$5,818

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$16	$87
Accrued expenses	389	386
Asset retirement obligations	409	152
Total current liabilities	814	625
Asset retirement obligations	179	436
Other liabilities	-	29
Total liabilities	993	1,090

Commitments and contingencies (Note 7)
Members' capital:
Manager:
Distributions	(290)	(290)
Retained earnings	1,140	1,137
Manager's total	850	847
Shareholders:
Capital contributions (534 shares authorized; 480.7046 issued and outstanding)	70,860	70,860
Syndication costs	(7,775)	(7,775)
Distributions	(12,442)	(12,442)
Accumulated deficit	(46,780)	(46,762)
Shareholders' total	3,863	3,881
Total members' capital	4,713	4,728
Total liabilities and members' capital	$5,706	$5,818

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2011	2010
Revenue
Oil and gas revenue	$95	$412
Expenses
Depletion and amortization	45	331
Operating expenses	23	103
General and administrative expenses	49	61
Total expenses	117	495
Loss from operations	(22)	(83)
Interest income	7	7
Net loss	$(15)	$(76)

Manager Interest
Net income	$3	$34

Shareholder Interest
Net loss	$(18)	$(110)
Net loss per share	$(37)	$(229)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities
Net loss	$(15)	$(76)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depletion and amortization	45	331
Changes in assets and liabilities:
(Increase) decrease in production receivable	(11)	38
Decrease in other current assets	12	10
(Decrease) increase in due to operators	(67)	30
(Decrease) increase in accrued expenses and other liabilities	(26)	10
Net cash (used in) provided by operating activities	(62)	343

Cash flows from investing activities
Capital expenditures for oil and gas properties	(2)	(11)
Interest reinvested in salvage fund	(7)	(6)
Net cash used in investing activities	(9)	(17)

Cash flows from financing activities
Distributions	-	(257)
Net cash used in financing activities	-	(257)

Net (decrease) increase in cash and cash equivalents	(71)	69
Cash and cash equivalents, beginning of period	2,311	2,786
Cash and cash equivalents, end of period	$2,240	$2,855

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$67	$-

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

2.     Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2010 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution. At March 31, 2011, the Fund’s bank balances exceeded federally insured limits by $2.0 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At March 31, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.1 million, which mature in February 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value. For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

3.     Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurements.  This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance was effective beginning January 1, 2010.  The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010, which will be effective for the Fund’s financial statements for the year ending December 31, 2011. The adoption of the guidance is not expected to have a material impact.

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

5.     Related Parties

In accordance with the LLC Agreement, the Manager is entitled to an annual management fee equal to 2.5% of the total shareholder capital. During 2005, the Manager waived its management fee for the remaining life of the Fund.   Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs totaled $10 thousand and $20 thousand for the three months ended March 31, 2011 and 2010, respectively, which were included in general and administrative expenses.

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

6.     Fair Value Measurements

At March 31, 2011 and December 31, 2010, cash and cash equivalents, production receivable, salvage fund, accrued expenses and other liabilities approximate fair value.

7.     Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of March 31, 2011, the Fund had committed to spend an additional $0.5 million related to its investment properties, of which $0.2 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

In response to the April 2010 oil spill in the Gulf of Mexico, the United States Congress is considering a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore.  Such proposals could result in significant additional laws or regulations governing the Fund’s operations in the United States, including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2010 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on March 1, 2004 to primarily acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations. The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the LLC Agreement.

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

Lease Block	Working Interest	Total Spent through March 31, 2011	Total Fund Budget	Status
		(in thousands)
Producing Properties
South Marsh Island 111	3.75%	$1,031	$1,207	Production commenced in 2009. Recompletion efforts to access behind the pipe reserves commenced in April 2011 at an estimated cost of $0.2 million.
West Cameron 76 A-1	11.24%	$1,781	$2,129	Production commenced in 2007. Recompletion efforts to access behind the pipe reserves are planned for 2012 at an estimated cost of $0.3 million.
West Delta 67	3.75%	$568	$568	Production commenced in 2008. Currently shut-in while evaluating recompletion alternatives.
West Delta 68	3.75%	$891	$895	Production commenced in 2008. Recompletion planned for 2013 at an estimated cost of $4 thousand.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2011 and 2010, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$95	$412
Expenses
Depletion and amortization	45	331
Operating expenses	23	103
General and administrative expenses	49	61
Total expenses	117	495
Loss from operations	(22)	(83)
Interest income	7	7
Net loss	$(15)	$(76)

Overview.  During the three months ended March 31, 2011, the Fund had four wells that produced for a total of 183 days, compared to six wells that produced for a total of 380 days during the three months ended March 31, 2010.  During the three months ended March 31, 2011, the Fund's wells' production rate averaged 66 mcfe/producing day, compared to 186 mcfe/producing day during the three months ended March 31, 2010.  The decreases in total production days and average mcfe/producing day were primarily related to two of the Fund’s wells, which reached the end of their productive lives.

Oil and Gas Revenue. Oil and gas revenue for the three months ended March 31, 2011 was $0.1 million, a $0.3 million decrease from the three months ended March 31, 2010.  The decrease is primarily attributable to decreased gas sales volumes.

Oil sales volumes were 500 barrels during each of the three months ended March 31, 2011 and 2010.  The Fund’s oil prices averaged $97 per barrel during the three months ended March 31, 2011 compared to $78 per barrel during the three months ended March 31, 2010.

Gas sales volumes were 9 thousand mcf and 65 thousand mcf for the three months ended March 31, 2011 and 2010, respectively.  The Fund’s gas prices averaged $5.30 per mcf during the three months ended March 31, 2011 compared to $5.42 per mcf during the three months ended March 31, 2010.  The decrease in gas volumes was primarily related to two of the Fund’s wells, which reached the end of their productive lives.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2011 was $45 thousand, a decrease of $0.3 million from the three months ended March 31, 2010.  The decrease resulted primarily from a decrease in production volumes.

Operating Expenses. Operating expenses representing costs specifically identifiable or allocable to the Fund's wells, were $23 thousand and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.  The average production cost was $1.93 per mcfe during the three months ended March 31, 2011 compared to $1.42 per mcfe during the three months ended March 31, 2010.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2011	2010
	(in thousands)
Accounting fees	$26	$30
Insurance expense	13	11
Management reimbursement	10	20
	$49	$61

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.  Management reimbursement relates to reimbursements for various administrative costs incurred on the Fund’s behalf.

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income was $7 thousand for each of the three months ended March 31, 2011 and 2010.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the three months ended March 31, 2011 were $0.1 million, primarily related to operating and general and administrative expenses paid totaling $0.2 million, partially offset by revenue received of $0.1 million.

Cash flows provided by operating activities for the three months ended March 31, 2010 were $0.3 million, primarily related to revenue received of $0.5 million, partially offset by operating expenses of $0.1 million and general and administrative expenses of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2011 were $9 thousand.

Cash flows used in investing activities for the three months ended March 31, 2010 were $17 thousand.

Financing Cash Flows
There were no cash flows from financing activities for the three months ended March 31, 2011.

Cash flows used in financing activities for the three months ended March 31, 2010 were $0.3 million, related to shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2011, the Fund had committed to spend an additional $0.5 million relating to its investment properties, of which $0.2 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts. No contractual obligations exist at March 31, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this rep ort.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

31.2	Certification of Kathleen P. McSherry, Executive Vice President and Chief Financial Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

32
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Executive Vice President and Chief Financial Officer of the Fund.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY K FUND, LLC
Dated:	May 10, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 10, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)