Form 10-Q
period 2011-06-30
RIDGEWOOD ENERGY K FUND LLC
filed 2011-08-02
CIK 1285480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 2, 2011 the Fund had 480.7046 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)
	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,034	$2,311
Salvage fund	1,229	-
Production receivable	43	57
Other current assets	14	28
Total current assets	3,320	2,396
Salvage fund	-	1,215
Oil and gas properties:
Advances to operators for working interests and expenditures	-	67
Proved properties	4,595	4,381
Less: accumulated depletion and amortization	(2,325)	(2,241)
Total oil and gas properties, net	2,270	2,207
Total assets	$5,590	$5,818

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$36	$87
Accrued expenses	472	386
Asset retirement obligations	409	152
Total current liabilities	917	625
Asset retirement obligations	179	436
Other liabilities	-	29
Total liabilities	1,096	1,090

Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(290)	(290)
Retained earnings	1,127	1,137
Manager's total	837	847
Shareholders:
Capital contributions (534 shares authorized; 480.7046 issued and outstanding)	70,860	70,860
Syndication costs	(7,775)	(7,775)
Distributions	(12,442)	(12,442)
Accumulated deficit	(46,986)	(46,762)
Shareholders' total	3,657	3,881
Total members' capital	4,494	4,728
Total liabilities and members' capital	$5,590	$5,818

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue
Oil and gas revenue	$66	$146	$161	$558
Expenses
Depletion and amortization	39	113	84	444
Dry-hole costs	111	-	111	(1)
Operating expenses	83	139	106	243
General and administrative expenses	60	63	109	124
Total expenses	293	315	410	810
Loss from operations	(227)	(169)	(249)	(252)
Interest income	8	8	15	15
Net loss	$(219)	$(161)	$(234)	$(237)

Manager Interest
Net (loss) income	$(13)	$(9)	$(10)	$25

Shareholder Interest
Net loss	$(206)	$(152)	$(224)	$(262)
Net loss per share	$(429)	$(316)	$(466)	$(545)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2011	2010

Cash flows from operating activities
Net loss	$(234)	$(237)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depletion and amortization	84	444
Dry-hole costs	111	(1)
Changes in assets and liabilities:
Decrease in production receivable	14	98
Decrease in other current assets	24	21
Decrease in due to operators	(46)	(6)
(Decrease) increase in accrued expenses and other liabilities	(54)	12
Net cash (used in) provided by operating activities	(101)	331

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(5)
Capital expenditures for oil and gas properties	(162)	(138)
Interest reinvested in salvage fund	(14)	(13)
Net cash used in investing activities	(176)	(156)

Cash flows from financing activities
Distributions	-	(444)
Net cash used in financing activities	-	(444)

Net decrease in cash and cash equivalents	(277)	(269)
Cash and cash equivalents, beginning of period	2,311	2,786
Cash and cash equivalents, end of period	$2,034	$2,517

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$67	$-

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At June 30, 2011, the Fund’s bank balances exceeded federally insured limits by $1.5 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.1 million, which mature in February 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value. For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

4.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2011, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs of $0.1 million, inclusive of such credits, for each of the three and six months ended June 30, 2011, related to asset retirement obligations for fully depleted wells. During the six months ended June 30, 2010, the Fund recorded credits to dry-hole costs of $1 thousand.

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

6.     Related Parties

In accordance with the LLC Agreement, the Manager is entitled to an annual management fee equal to 2.5% of the total shareholder capital. During 2005, the Manager waived its management fee for the remaining life of the Fund.   Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, which are included in general and administrative expenses, totaled $10 thousand and $20 thousand for the three months ended June 30, 2011 and 2010, respectively, and $20 thousand and $40 thousand for the six months ended June 30, 2011 and 2010, respectively.

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

7.     Fair Value Measurements

At June 30, 2011 and December 31, 2010, cash and cash equivalents, production receivable, salvage fund, accrued expenses and other liabilities approximate fair value.

8.     Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2011, the Fund had committed to spend an additional $1.6 million related to its investment properties, of which $1.2 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on March 1, 2004 to primarily acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations. The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the Fund’s limited liability company agreement (the “LLC Agreement").

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

		Total Spent	Total
	Working	through	Fund
Lease Block	Interest	June 30, 2011	Budget	Status
		(in thousands)
Non-producing Properties
Falcon Project	4.50%	$-	$1,259	Acquired interest in July 2011. Drilling expected to commence October 2011.

Producing Properties
South Marsh Island 111	3.75%	$1,183	$1,187
Production commenced in 2009. Recompletion efforts to access behind the pipe reserves commenced in April 2011 and completed in May 2011 at a cost of $0.2 million. Well expected to be shut-in for two months during third quarter 2011 for pipeline maintenance. Minor recompletion is also planned for 2012 at an estimated cost of $4 thousand.

West Cameron 76 A-1	11.24%	$1,781	$2,129	Production commenced in 2007. Recompletion efforts to access behind the pipe reserves are planned for 2012 at an estimated cost of $0.3 million.
West Delta 68	3.75%	$891	$895	Production commenced in 2008. Recompletion planned for 2014 at an estimated cost of $4 thousand.

Fully Depleted
West Delta 67	3.75%	$568	N/A	Production commenced in 2008. Determined to be fully depleted during second quarter 2011.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2011 and 2010, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$66	$146	$161	$558
Expenses
Depletion and amortization	39	113	84	444
Dry-hole costs	111	-	111	(1)
Operating expenses	83	139	106	243
General and administrative expenses	60	63	109	124
Total expenses	293	315	410	810
Loss from operations	(227)	(169)	(249)	(252)
Interest income	8	8	15	15
Net loss	$(219)	$(161)	$(234)	$(237)

Overview.  During the three months ended June 30, 2011, the Fund had three wells that produced for a total of 227 days, compared to six wells that produced for a total of 355 days during the three months ended June 30, 2010.  During the six months ended June 30, 2011, the Fund had four wells that produced for a total of 410 days, compared to six wells that produced for a total of 735 days during the six months ended June 30, 2010.  During the three months ended June 30, 2011, the Fund's wells' production rate averaged 44 mcfe/producing day, compared to 140 mcfe/producing day during the three months ended June 30, 2010.  During the six months ended June 30, 2011, the Fund's wells' production rate averaged 57 mcfe/producing day, compared to 164 mcfe/producing day during the six months ended June 30, 2010.  The decreases in total production days and average mcfe/producing day were primarily related three of the Fund’s wells, which reached the end of their productive lives.  One of the Fund’s wells was determined to be fully depleted during the second quarter 2011 and two Fund’s wells were determined to be fully depleted at December 31, 2010.

Oil and Gas Revenue. Oil and gas revenue for the three months ended June 30, 2011 was $0.1 million, an $80 thousand decrease from the three months ended June 30, 2010.  The decrease is primarily attributable to decreased sales volume.

Oil sales volumes were 191 barrels and 400 barrels during the three months ended June 30, 2011 and 2010, respectively.  The Fund’s oil prices averaged $112 per barrel during the three months ended June 30, 2011 compared to $80 per barrel during the three months ended June 30, 2010.

Gas sales volumes were 8 thousand mcf and 27 thousand mcf for the three months ended June 30, 2011 and 2010, respectively.  The Fund’s gas prices averaged $4.57 per mcf during the three months ended June 30, 2011 compared to $4.43 per mcf during the three months ended June 30, 2010.

Oil and gas revenue for the six months ended June 30, 2011 was $0.2 million, a $0.4 million decrease from the six months ended June 30, 2010.  The decrease is primarily attributable to decreased sales volume.

Oil sales volumes were 656 barrels and 800 barrels during the six months ended June 30, 2011 and 2010, respectively.  The Fund’s oil prices averaged $101 per barrel during the six months ended June 30, 2011 compared to $78 per barrel during the six months ended June 30, 2010.

Gas sales volumes were 17 thousand mcf and 90 thousand mcf for the six months ended June 30, 2011 and 2010, respectively.  The Fund’s gas prices averaged $4.46 per mcf during the six months ended June 30, 2011 compared to $5.12 per mcf during the six months ended June 30, 2010.

The decreases in oil and gas volumes were primarily related to three of the Fund’s wells, which reached the end of their productive lives.  One of the Fund’s wells was determined to be fully depleted during the second quarter 2011 and two Fund’s wells were determined to be fully depleted at December 31, 2010.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2011 was $39 thousand and $0.1 million, respectively, a decrease of $0.1 million and $0.4 million from the three and six months ended June 30, 2010, respectively.  The decreases resulted primarily from decreases in production volumes.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs of $0.1 million, inclusive of such credits, for each of the three and six months ended June 30, 2011, related to asset retirement obligations for fully depleted wells. During the six months ended June 30, 2010, the Fund recorded credits to dry-hole costs of $1 thousand.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Lease operating expense	$83	$136	$106	$239
Other expenses	-	3	-	4
	$83	$139	$106	$243

The average production cost was $8.40 per mcfe and $4.56 per mcfe during the three and six months ended June 30, 2011, respectively, compared to $4.32 per mcfe and $2.33 per mcfe during the three and six months ended June 30, 2010, respectively.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Accounting fees	$29	$32	$55	$62
Insurance expense	19	11	32	22
Management reimbursement and other	12	20	22	40
	$60	$63	$109	$124

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

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income was $8 thousand and $15 thousand for each of the three and six months ended June 30, 2011 and 2010, respectively

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the six months ended June 30, 2011 were $0.1 million, primarily related to operating expenses paid of $0.2 million coupled with general and administrative expenses of $0.1 million, partially offset by revenue received of $0.2 million.

Cash flows provided by operating activities for the six months ended June 30, 2010 were $0.3 million, primarily related to revenue received of $0.7 million, partially offset by operating expenses of $0.2 million and general and administrative expenses of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2011 were $0.2 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the six months ended June 30, 2010 were $0.2 million, primarily related to capital expenditures for oil and gas properties, inclusive of advances.

Financing Cash Flows
There were no cash flows from financing activities for the six months ended June 30, 2011.

Cash flows used in financing activities for the six months ended June 30, 2010 were $0.4 million, related to shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2011, the Fund had committed to spend an additional $1.6 million related to its investment properties, of which $1.2 million is expected to be spent during the next twelve months.

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest is limited, and each unsuccessful project the Fund experiences exhausts its capital and reduces its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom.  The Fund has neared the end of its investment cycle.  In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY K FUND, LLC
Dated:	August 2, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 2, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)