Form 10-Q
period 2011-09-30
RIDGEWOOD ENERGY K FUND LLC
filed 2011-11-01
CIK 1285480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 1, 2011 the Fund had 480.7046 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,948	$2,311
Salvage fund	1,111	-
Production receivable	23	57
Other current assets	30	28
Total current assets	3,112	2,396
Salvage fund	-	1,215
Oil and gas properties:
Advances to operators for working interests and expenditures	-	67
Proved properties	4,660	4,381
Less: accumulated depletion and amortization	(2,380)	(2,241)
Total oil and gas properties, net	2,280	2,207
Total assets	$5,392	$5,818

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Accrued expenses	$537	$473
Asset retirement obligations	278	152
Total current liabilities	815	625
Asset retirement obligations	180	436
Other liabilities	-	29
Total liabilities	995	1,090

Commitments and contingencies (Note 5)
Members' capital:
Manager:
Distributions	(290)	(290)
Retained earnings	1,127	1,137
Manager's total	837	847
Shareholders:
Capital contributions (534 shares authorized; 480.7046 issued and outstanding)	70,860	70,860
Syndication costs	(7,775)	(7,775)
Distributions	(12,442)	(12,442)
Accumulated deficit	(47,083)	(46,762)
Shareholders' total	3,560	3,881
Total members' capital	4,397	4,728
Total liabilities and members' capital	$5,392	$5,818

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue
Oil and gas revenue	$90	$288	$251	$846
Expenses
Depletion and amortization	55	194	139	638
Dry-hole costs	13	(2)	124	(3)
Operating expenses	82	139	188	382
General and administrative expenses	44	59	153	183
Total expenses	194	390	604	1,200
Loss from operations	(104)	(102)	(353)	(354)
Interest income	7	8	22	23
Net loss	$(97)	$(94)	$(331)	$(331)

Manager Interest
Net income (loss)	$-	$12	$(10)	$37

Shareholder Interest
Net loss	$(97)	$(106)	$(321)	$(368)
Net loss per share	$(202)	$(221)	$(668)	$(766)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2011	2010

Cash flows from operating activities
Net loss	$(331)	$(331)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depletion and amortization	139	638
Dry-hole costs	124	(3)
Changes in assets and liabilities:
Decrease in production receivable	34	77
Increase in other current assets	(3)	(15)
(Decrease) increase in accrued expenses and other liabilities	(4)	11
Settlements of asset retirement obligations	(130)	-
Net cash (used in) provided by operating activities	(171)	377

Cash flows from investing activities
Capital expenditures for oil and gas properties	(296)	(153)
Proceeds from (investments in) salvage fund, net	104	(20)
Net cash used in investing activities	(192)	(173)

Cash flows from financing activities
Distributions	-	(444)
Net cash used in financing activities	-	(444)

Net decrease in cash and cash equivalents	(363)	(240)
Cash and cash equivalents, beginning of period	2,311	2,786
Cash and cash equivalents, end of period	$1,948	$2,546

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$67	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.     Organization and Summary of Significant Accounting Policies

Organization
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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence and negotiates and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 3 and 5.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At September 30, 2011, the Fund’s bank balances exceeded federally insured limits by $1.4 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.0 million, which mature in February 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value. For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At September 30, 2011 and December 31, 2010, amounts recorded in accrued expenses totaling $45 thousand and $2 thousand, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. The following table presents changes in asset retirement obligations for the nine months ended September 30, 2011 and the year ended December 31, 2010.

	September 30, 2011	December 31, 2010
	(in thousands)
Balance, beginning of period	$588	$478
Liabilities incurred	-	101
Liabilities settled	(130)	-
Accretion expense	-	9
Balance, end of period	$458	$588

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

Recent Accounting Pronouncements
The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

2.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2011, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs of $13 thousand and $0.1 million, respectively, inclusive of such credits, for the three and nine months ended September 30, 2011, related to asset retirement obligations for fully depleted wells. During the three and nine months ended September 30, 2010, the Fund recorded credits to dry-hole costs of $2 thousand and $3 thousand, respectively.

3.     Related Parties

In accordance with the LLC Agreement, the Manager is entitled to an annual management fee equal to 2.5% of the total shareholder capital. During 2005, the Manager waived its management fee for the remaining life of the Fund.   Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, which are included in general and administrative expenses, totaled $10 thousand and $20 thousand for the three months ended September 30, 2011 and 2010, respectively, and $30 thousand and $60 thousand for the nine months ended September 30, 2011 and 2010, respectively.

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

4.     Fair Value Measurements

At September 30, 2011 and December 31, 2010, cash and cash equivalents, salvage fund, production receivable, accrued expenses and other liabilities approximate fair value.

5.     Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2011, the Fund had committed to spend an additional $1.6 million related to its investment properties, of which $1.2 million is expected to be spent during the next twelve months.  Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

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

6.     Subsequent Events

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

Revenues are subject to market pricing for oil and natural gas, which has been volatile, and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Low commodity prices could have an adverse effect on the Fund’s future profitability.

Business Update

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table.
		Total Spent	Total
	Working	through	Fund
Lease Block	Interest	September 30, 2011	Budget	Status
		(in thousands)
Non-producing Properties
Falcon Project	4.50%	$-	$1,257	Acquired interest in July 2011. Drilling expected to commence in January 2012 and results expected in February 2012.
Producing Properties
South Marsh Island 111	3.75%	$1,224	$1,228
Production commenced in 2009.  Recompletion efforts to access behind the pipe reserves commenced in April 2011 and completed in May 2011 at a cost of $0.2 million.  Well was shut-in for pipeline maintenance from August 2011 through late-October 2011.  Minor recompletion is also planned for 2012 at an estimated cost of $4 thousand.

West Cameron 76 A-1	11.24%	$1,781	$2,129	Production commenced in 2007. Recompletion efforts to access behind the pipe reserves are planned for 2012 at an estimated cost of $0.3 million.
West Delta 68	3.75%	$892	$896	Production commenced in 2008. Recompletion planned for 2014 at an estimated cost of $4 thousand.
Fully Depleted
West Delta 67	3.75%	$592	N/A	Production commenced in 2008. Determined to be fully depleted during second quarter 2011.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2011 and 2010, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$90	$288	$251	$846
Expenses
Depletion and amortization	55	194	139	638
Dry-hole costs	13	(2)	124	(3)
Operating expenses	82	139	188	382
General and administrative expenses	44	59	153	183
Total expenses	194	390	604	1,200
Loss from operations	(104)	(102)	(353)	(354)
Interest income	7	8	22	23
Net loss	$(97)	$(94)	$(331)	$(331)

Overview.  The following table provides information related to the Fund’s oil and gas production during the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Number of wells producing	3	6	4	6
Total number of production days	231	364	641	1,099
Average mcfe per production day	61	90	59	140

The decreases in production days and average production rate were principally attributable to the number of productive wells.  One of the Fund’s wells was determined to be fully depleted during the second quarter 2011 and two of the Fund’s wells were determined to be fully depleted at December 31, 2010.

Oil and Gas Revenue. Oil and gas revenue for the three months ended September 30, 2011 was $0.1 million, a $0.2 million decrease from the three months ended September 30, 2010.  The decrease is primarily attributable to decreased sales volume.

Oil and gas revenue for the nine months ended September 30, 2011 was $0.3 million, a $0.6 million decrease from the nine months ended September 30, 2010.  The decrease is primarily attributable to decreased sales volume.

The following table provides information related to the Fund’s oil and gas revenue during the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Oil sales in barrels	348	713	992	1,529
Average oil price per barrel	$104	$75	$102	$76
Gas sales in thousands of mcfs	11	32	27	137
Average gas price per mcf	$4.31	$4.53	$4.37	$5.00

The decreases in oil and gas volumes were primarily related to a reduction in the number of producing wells.  See “Overview” above.

Depletion and Amortization.  Depletion and amortization for each of the three and nine months ended September 30, 2011 was $0.1 million, a decrease of $0.1 million and $0.5 million from the three and nine months ended September 30, 2010, respectively.  The decreases resulted primarily from decreases in production volumes.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs of $13 thousand and $0.1 million, respectively, inclusive of such credits, for the three and nine months ended September 30, 2011, related to asset retirement obligations for fully depleted wells. During the three and nine months ended September 30, 2010, the Fund recorded credits to dry-hole costs of $2 thousand and $3 thousand, respectively.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Lease operating expense	$37	$138	$143	$377
Geological costs and other	45	1	45	5
	$82	$139	$188	$382

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.   The average production cost was $2.59 per mcfe and $3.81 per mcfe during the three and nine months ended September 30, 2011, respectively, compared to $3.39 per mcfe and $2.33 per mcfe during the three and nine months ended September 30, 2010, respectively.  Geological costs represent costs incurred to obtain seismic data, surveys, and lease rentals.  Geological costs of $45 thousand for each of the three and nine months ended September 30, 2011 related to the Falcon Project.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Accounting fees	$24	$26	$79	$88
Insurance expense	10	13	42	35
Management reimbursement and other	10	20	32	60
	$44	$59	$153	$183

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

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income was $7 thousand and $22 thousand for the three and nine months ended September 30, 2011, respectively, compared to $8 thousand and $23 thousand for the three and nine months ended September 30, 2010, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the nine months ended September 30, 2011 were $0.2 million, primarily related to operating expenses paid of $0.2 million, general and administrative expenses paid of $0.2 million and settlements of asset retirement obligations of $0.1 million, partially offset by revenue received of $0.3 million.

Cash flows provided by operating activities for the nine months ended September 30, 2010 were $0.4 million, primarily related to revenue received of $0.9 million, partially offset by operating expenses of $0.4 million and general and administrative expenses of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2011 were $0.2 million, primarily related to capital expenditures for oil and gas properties of $0.3 million, partially offset by proceeds from the salvage fund of $0.1 million.

Cash flows used in investing activities for the nine months ended September 30, 2010 were $0.2 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
There were no cash flows from financing activities for the nine months ended September 30, 2011.

Cash flows used in financing activities for the nine months ended September 30, 2010 were $0.4 million, related to shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2011, the Fund had committed to spend an additional $1.6 million related to its investment properties, of which $1.2 million is expected to be spent during the next twelve months.

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest is limited, and each unsuccessful project the Fund experiences exhausts its capital and reduces its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom.  As of September 30, 2011, the Fund had committed to spend an additional $1.6 million related to its investment properties, of which $1.2 million is expected to be spent during the next twelve months.   Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 1 of Notes to Unaudited Condensed Financial Statements – “Organization and Summary of Significant Accounting Policies” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY K FUND, LLC
Dated:	November 1, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 1, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)