Form 10-K
period 2011-12-31
RIDGEWOOD ENERGY K FUND LLC
filed 2012-03-01
CIK 1285480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

There is no market for the shares of LLC Membership Interest in the Fund. As of March 1, 2012 there are 480.7046 shares of LLC Membership Interest outstanding.

RIDGEWOOD ENERGY K FUND, LLC
2011 ANNUAL REPORT ON FORM 10-K

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

Investment Strategy

The Fund invests its capital with operators through working interest joint ventures with such operators and, in some cases, other energy companies that also own or acquire working interests in the projects.  A working interest is an undivided fractional interest in a lease block acquired from the U.S. government or from an operator that has acquired the working interest.  A working interest includes the right to drill, produce and conduct operating activities and share in any resulting oil and natural gas production. Operators will generally retain 25% to 50% interests in multiple drilling projects, rather than 100% interests in a few projects, in order to share risk, obtain independent technical validation and stretch exploration budgets that are split across numerous regions of the world. Ridgewood Energy evaluates each project and its operator on an individual project basis, allowing the Fund to invest in what Ridgewood Energy believes are the projects with the most attractive risk/reward ratios.  Critical to the success of this approach is the ability of Ridgewood Energy to diversify the Fund’s portfolio across project types and operators.  Attributes sought in projects for investment include: depth of scientific analysis and preparation; strong potential project economics and favorable operating agreement terms; similarity to existing producing properties; and expertise of the operator in the proposed region/geology/technical environment.  Attractive characteristics of potential and existing operators include industry contacts and relationships, sophisticated geological and geophysical teams and a strong track record of success.  For certain of the Fund’s investments, the Fund may pay the operator a “promote” on the cost of the initial exploratory well, representing a larger share of the drilling costs.  For a successful well, all of the Fund’s subsequent costs, including completion costs for the exploratory well, the costs of all development wells, infrastructure costs such as production platforms and pipelines, and day-to-day operating costs for the life of the project, would be paid on a proportionate basis to its working interest ownership.

Investment Process
Although Ridgewood Energy’s model of investing fund capital with operators affords it access to industry-leading technical and engineering resources, Ridgewood Energy performs its own due diligence on, and independently evaluates, all of the projects in which the Fund may invest.  Ridgewood Energy conducts an initial screening process to identify new project investment opportunities and is selective as to which projects it pursues.  Key criteria that form part of the detailed evaluation include the identity of the operator and other partners, the technical quality of the project, access to existing infrastructure, drilling schedule and rig availability and project economics and terms.

Ridgewood Energy maintains an investment committee consisting of five members, which provides operational, financial, scientific and technical oil and gas expertise to the Fund (the “Investment Committee”).  Four members of the Investment Committee are based out of the Manager’s Montvale, New Jersey office and one member is based out of the Manager’s Houston, Texas office.  Once the technical and economic analyses of a potential project are complete and a project has been deemed to satisfy Ridgewood Energy’s technical criteria, provide an attractive economic risk/reward ratio, and fit within Ridgewood Energy’s diversification strategy, final investment approval is made by the Investment Committee.  When reviewing a project for final investment approval, the Investment Committee seeks to balance the economics of the projects, the potential sizes of the projects, project location, the diversity of the operators, and the likely timing of new projects.  The Investment Committee also considers the geological, financial and operating risks of the proposed project and compares these risks to the existing portfolio of Ridgewood Energy projects.  The Investment Committee further focuses on the initial well cost relative to the overall revenue potential of the project.

Participation and Joint Operating Agreements
Once Ridgewood Energy decides that a project is an appropriate investment for the Fund, the Fund will seek to enter into participation and joint operating agreements with the other working interest owners in a lease.  Ridgewood Energy negotiates these agreements with the goal of achieving the best possible economics and governance rights for the Fund in connection with acquiring the interest.  Under the joint operating agreement, proposals and decisions are made based on percentage ownership approvals and although an operator’s percentage ownership may constitute a majority ownership, operators generally seek consensus relating to project decisions.  As a result, Ridgewood Energy and other partners generally retain the right to make proposals and influence decisions involving certain operational matters associated with a project.  This approval discretion and the operator’s desire to execute the project efficiently and expeditiously can function to limit the operator’s inclination to act on its own, or against the interests of the participants in the project.

Project Information

Existing projects, and future projects, if any, are located in the waters of the Gulf of Mexico offshore from Texas, Louisiana and Alabama, on the Outer Continental Shelf (“OCS”). The Outer Continental Shelf Lands Act (“OCSLA”), which was enacted in 1953, governs certain activities with respect to working interests and the exploration of oil and natural gas in the OCS.  See further discussion under the heading “Regulation” in this Item 1. “Business” of this Annual Report.

Leases in the OCS are generally issued for a primary lease term of 5, 8 or 10 years, depending on the water depth of the lease block. During a primary lease term, except in limited circumstances, lessees are not subject to any particular requirements to conduct exploratory or development activities. However, once a lessee drills a well and begins production, the lease term is extended for the duration of commercial production.

The lessee of a particular block, for the term of the lease, has the right to drill and develop exploratory wells and conduct other activities throughout the block. If the initial well on the block is successful, a lessee, or third-party operator for a project, may conduct additional geological studies and may determine to drill additional exploratory or development wells. If a development well is to be drilled in the block, each lessee owning working interests in the block must be offered the opportunity to participate in, and cover the costs of, the development well up to that particular lessee’s working interest ownership percentage.

Royalty Payments
Generally, working interests in an offshore oil and natural gas lease under the OCSLA pay a 12.5%, 16.67% or 18.75% royalty to the Bureau of Ocean Energy Management (“BOEM”). Therefore, the net revenue interest of the holders of 100% of the working interest in the projects in which the Fund will invest is between 81.25% and 87.5% of the total revenue, depending on the nature of the project.  The net revenue interest is further reduced by any other royalty burdens that apply to a lease block, such as those imposed by override interest owners.  However, as described below, the BOEM has adopted royalty relief for existing OCS leases for those who drill deep oil and natural gas projects.  Other than BOEM royalties, the Fund does not have material royalty burdens.

Properties

Productive Wells
The following table sets forth the number of productive oil and natural gas wells in which the Fund owned an interest as of December 31, 2011.  Productive wells are producing wells and wells mechanically capable of production.  Gross wells are the total number of wells in which the Fund owns a working interest.  Net wells are the sum of the Fund’s fractional working interests owned in the gross wells.  All of the wells are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

	Total Productive Wells
	Gross	Net
Oil and natural gas	3	0.19

Acreage Data
The following table sets forth the Fund’s interests in developed oil and gas acreage as of December 31, 2011.  The Fund did not have any interests in undeveloped oil and gas acreage as of December 31, 2011.  Gross acres are the total number of acres in which the Fund owns a working interest.  Net acres are the sum of the fractional working interests owned in gross acres. Ownership interests generally take the form of working interests in oil and gas leases that have varying terms.  All of the wells are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

Developed Acres
Gross	Net
12,161	831

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table.

		Total Spent	Total
	Working	through	Fund
Lease Block	Interest	December 31, 2011	Budget	Status
		(in thousands)
Non-producing Properties
Falcon Project	4.50%	$2	$1,258	Acquired interest in July 2011. Drilling expected to commence in second quarter 2012.
Producing Properties
South Marsh Island 111	3.75%	$1,183	$1,187
Production commenced in 2009.  Recompletion efforts to access behind the pipe reserves commenced in April 2011 and completed in May 2011 at a cost of $0.2 million.  Well was shut-in for pipeline maintenance from August 2011 through late-October 2011.  Minor recompletion is also planned for 2013 at an estimated cost of $4 thousand.

West Cameron 76 A-1	11.24%	$1,781	$2,129	Production commenced in 2007. Recompletion efforts to access behind the pipe reserves are planned for 2012 at an estimated cost of $0.3 million.
West Delta 68	3.75%	$888	$892	Production commenced in 2008. Recompletion planned for 2014 at an estimated cost of $4 thousand.
Fully Depleted
West Delta 67	3.75%	$563	N/A	Production commenced in 2008. Determined to be fully depleted during second quarter 2011.
East Cameron 299	10.00%	$6,052	N/A	Determined to be fully depleted at December 31, 2010.
West Cameron 556	20.00%	$11,800	N/A	Determined to be fully depleted at December 31, 2010.

Marketing/Customers

The Manager, on behalf of the Fund, has engaged Energy Upgrade, Inc. to sell the Fund’s oil and natural gas.  Currently, the Fund has five major customers in the public market.  Because a ready market exists for oil and natural gas, the Fund does not believe that the loss of any individual customer would have a material adverse effect on its financial position or results of operations.

The Fund’s current projects are near existing transportation infrastructure and pipelines.  The Manager believes that it is likely that oil and natural gas from the Fund’s future projects will have access to pipeline transportation and can be marketed through Energy Upgrade, Inc.

Natural gas is sold in the spot market at prevailing prices, which fluctuate with demand as a result of related industry variables.  Oil is generally sold one month at a time at prevailing market prices.  Historically, the markets for, and prices of, oil and natural gas have been extremely volatile, and they are likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence; therefore, it is impossible to predict the future price of oil and natural gas with any certainty.  Low commodity prices could have an adverse effect on the Fund’s future profitability.  In the past, the Fund has entered, and in the future, may continue to enter, into transactions, or derivative contracts, that fix the future prices or establish a price floor for portions of its oil or natural gas production.

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

The Fund’s properties are located in the Gulf of Mexico; therefore, its operations and cash flows may be significantly impacted by hurricanes and other inclement weather.  Such events may also have a detrimental impact on third-party pipelines and processing facilities, upon which the Fund relies to transport and process the oil and natural gas it produces. The National Hurricane Center defines hurricane season in the Gulf of Mexico as June through November. The Fund did not experience any damage or shut-ins, or production stoppages, due to hurricane activity in 2011.

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

Because the Fund does not operate any of the projects in which it has acquired a working interest, shareholders not only bear the risk that the Manager will be able to select suitable projects, but also that, once selected, such projects will be managed prudently, efficiently and fairly by the operators.

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

Salvage Fund

As to projects in which the Fund owns a working interest, the Fund deposits in a separate interest-bearing account, or salvage fund, cash to provide for the Fund’s proportionate share of the anticipated cost of dismantling production platforms and facilities, plugging and abandoning the wells, and removing the platforms, facilities and wells in respect of the projects after the end of their useful lives, in accordance with applicable federal and state laws and regulations.  The Fund has deposited $1.0 million from capital contributions into a salvage fund, which, along with interest earned on this account, the Fund currently estimates to be sufficient to meet the Fund’s potential requirements. If, at any time, the Manager determines the salvage fund will not be sufficient to cover the Fund’s proportionate share of expense, the Fund may transfer amounts from capital contributions or operating income to fund the deficit.  Further contributions to the salvage fund may reduce the amount of cash distributions that may be made to investors by the Fund.  Any portion of a salvage fund that remains after the Fund pays its share of the actual salvage cost will be distributed to the shareholders. There are no legal restrictions on the withdrawal or use of the salvage fund.

Competition

Strong competition exists in the acquisition of oil and natural gas leases and in all sectors of the oil and natural gas exploration and production industry. Although the Fund itself does not compete for lease acquisitions from the BOEM, it does compete with other companies for the acquisition of percentage ownership interests in oil and natural gas working interests in the secondary market.

In many instances, the Fund competes for working interests in projects with large independent oil and natural gas producers who generally have significantly greater access to capital resources, have a larger staff, and may have more experience in oil and natural gas exploration and production than the Fund. As a result, these larger companies are in a position to outbid the Fund.  Nevertheless, the Manager is often able to win project participations ahead of such competitors for the following reasons: (i) Ridgewood Energy has an investment process that is not subject to the more layered decision-making processes that typically exist within larger oil and gas companies; such process enables Ridgewood Energy to assimilate financial, seismic and operational data in relation to a prospective project and efficiently assess the terms on which the project is being offered, which the Fund believes puts Ridgewood Energy in a position to reach an investment decision in advance of most large oil and gas companies, and (ii)  Ridgewood Energy is an active exploration and production participant in the Gulf of Mexico, and as a result, the management team is in regular contact with operators and is able to contribute perspectives both from a geological and operational viewpoint.

Employees

The Fund has no employees as the Manager operates and manages the Fund.

Offices

The principal executive office of both the Fund and the Manager is located at 14 Philips Parkway, Montvale, NJ 07645, and their phone number is 800-942-5550. The Manager leases additional office space at 1254 Enclave Parkway, Houston, TX 77077.  In addition, the Manager maintains leases for other offices that are used for administrative purposes for the Fund and other funds managed by the Manager.

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

The Fund owns projects that are located in the offshore waters of the Gulf of Mexico on the OCS. The Fund’s operations and activities are therefore governed by the OCSLA and certain other laws and regulations. The Fund may own interests in properties located in state waters of the Gulf of Mexico, for which such states regulate drilling and operating activities by requiring, among other things, drilling permits, bonds and reports concerning operations. The laws of such states also govern a number of environmental and conservation matters, including the handling and disposing of waste materials, unitization and pooling of natural gas and oil properties, and the levels of production from natural gas and oil wells.

Outer Continental Shelf Lands Act

Under the OCSLA, the United States federal government has jurisdiction over oil and natural gas development on the OCS. As a result, the United States Secretary of the Interior is empowered to sell exploration, development and production leases of a defined submerged area of the OCS, or a block, through a competitive bidding process. Such activity is conducted by the BOEM, an agency of the United States Department of Interior. Federal offshore leases are managed both by the BOEM and the Bureau of Safety and Environmental Enforcement pursuant to regulations promulgated under the OCSLA. Lessees must obtain approval for exploration, development and production plans prior to the commencement of offshore operations. In addition, approvals and permits are required from other agencies such as the U.S. Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency.  The Fund is not involved in the process of obtaining any such approvals or permits. Offshore operations are subject to numerous regulatory requirements, including stringent engineering and construction specifications related to offshore production facilities and pipelines and safety-related regulations concerning the design and operating procedures of these facilities and pipelines. Regulations also restrict the flaring or venting of production and proposed regulations would prohibit the flaring of liquid hydrocarbons and oil without prior authorization.

Offshore operations are subject to regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities. Under certain circumstances, operations on federal leases may be suspended or terminated. Any such suspension or termination could adversely affect the Fund’s operations and interests.

The BOEM conducts auctions for lease blocks of submerged areas offshore. As part of the leasing activity and as required by the OCSLA, the leases auctioned include specified lease terms such as the duration of the lease, the amount of royalty to be paid, lease cancellation and suspension, and, to a limited degree, the planned activities of exploration and production to be conducted by the lessee. In addition, the OCSLA grants the Secretary of the Interior continuing oversight and approval authority over exploration plans throughout the term of the lease.

Sales and Transportation of Oil and Natural Gas

The Fund sells its proportionate share of oil and natural gas to the market through a marketer or a joint operating agreement and receives market prices from such sales. These sales are not currently subject to regulation by any federal or state agency. However, in order for the Fund to make such sales, it is dependent upon unaffiliated pipeline companies whose rates, terms and conditions of transport are subject to regulation by the Federal Energy Regulatory Commission ("FERC"). The rates, terms and conditions are regulated by FERC pursuant to a variety of statutes, including the OCSLA, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 1992. Generally, depending on certain factors, pipelines can charge rates that are either market-based or cost-of-service. In some circumstances, rates can be agreed upon pursuant to settlement. Thus, the rates that pipelines charge the Fund, although regulated, are beyond the Fund’s control. Nevertheless, such rates would apply uniformly to all transporters on that pipeline and, as a result, management does not anticipate that the impact to the Fund of any changes in such rates, terms or conditions would be materially different than the impact upon other oil or natural gas producers and marketers.

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

Some of the environmental laws that apply to oil and natural gas exploration and production are described below:

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

The OPA also requires a responsible party to submit proof of its financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. Under the OPA, parties responsible for offshore facilities must provide financial assurance of at least $35 million to address oil spills and associated damages. In certain limited circumstances, that amount may be increased to $150 million. As indicated earlier, the Fund has not been required to make any such showing to the BOEM, as the operators are responsible for such compliance. However, notwithstanding the operators’ responsibility for compliance, in the event of an oil spill, the Fund, along with the operators and other working interest owners, could be liable under the OPA for the resulting environmental damage.

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

Drilling Activity
The Fund had no drilling activity during the years ended December 31, 2011 and 2010.

Unaudited Oil and Gas Reserve Quantities
The preparation of the Fund’s oil and gas reserve estimates are completed in accordance with the Fund’s internal control procedures over reserve estimation.  The Fund’s management controls over proved reserve estimation include: 1) verification of input data that is provided to an independent petroleum engineering firm; 2) engagement of well-qualified and independent reservoir engineers for preparation of reserve reports annually in accordance with SEC reserve estimation guidelines; and 3) a review of the reserve estimates by the Manager.

The Manager’s primary technical person in charge of overseeing the Fund’s reserves estimates has a B.S. degree in Petroleum Engineering and is a member of the Society of Petroleum Engineers, the Association of American Drilling Engineers and the American Petroleum Institute.  With over twenty years of industry experience, he is currently responsible for reserve reporting, engineering and economic evaluation of exploration and development opportunities, and the oversight of drilling and production operations.

The Fund’s reserve estimates at December 31, 2011 and 2010 were prepared by Ryder Scott Company, L.P., (“Ryder Scott”) an independent petroleum engineering firm.  The information regarding the qualifications of the petroleum engineer is included within the report from Ryder Scott, which is filed as Exhibit 99 to this Annual Report, and is incorporated herein by reference.

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

Proved Undeveloped Reserves. At December 31, 2011 and 2010, the Fund had no proved undeveloped oil and natural gas reserves.

Production and Prices
The information regarding the Fund’s production of oil and natural gas, and certain price and cost information for the years ended December 31, 2011 and 2010 that is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the headings “Results of Operations – Overview” and “Results of Operations – Operating Expenses” is incorporated herein by reference.

Delivery Commitments
As of December 31, 2011, the Fund had no obligations or delivery commitments under any existing contracts.

ITEM 3.          LEGAL PROCEEDINGS

None.

ITEM 4.          MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for the Shares.  As of the date of this filing, there were 857 shareholders of record of the Fund.

Distributions are made in accordance with the provisions of the LLC Agreement.  At various times throughout the year, the Manager determines whether there is sufficient available cash as defined in the LLC Agreement, for distribution to shareholders.  There is, however, no requirement to distribute available cash and as such, available cash is distributed to the extent and at such times as the Manager believes is advisable.  During 2006, the Manager elected to waive its right to distributions of available cash from operations for the remaining life of the Fund.   The Fund did not pay distributions during the year ended December 31, 2011.  During the year ended December 31, 2010, the Fund paid distributions to shareholders totaling $0.4 million.

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

Critical Accounting Estimates

The discussion and analysis of the Fund’s financial condition and results of operations are based upon the Fund’s financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  In preparing these financial statements, the Fund is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Fund’s assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of its revenues and expenses during the periods presented.  The Fund evaluates these estimates and assumptions on an ongoing basis. The Fund bases its estimates and assumptions on historical experience and on various other factors that the Fund believes to be reasonable at the time the estimates and assumptions are made. However, future events and actual results may differ from these estimates and assumptions and such differences may have a material impact on the results of operations, financial position or cash flows.  See Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” contained in this Annual Report for a discussion of the Fund’s significant accounting policies.

Accounting for Exploration, Development and Acquisition Costs
Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized.  Costs of drilling and equipping productive wells and related production facilities are capitalized.  Annual lease rentals, exploration expenses and dry-hole costs are expensed as incurred.

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

Proved Reserves
Annually, the Fund engages an independent petroleum engineer, Ryder Scott, to perform a comprehensive study of the Fund’s proved properties to determine the quantities of reserves and the period over which such reserves will be recoverable. The Fund’s estimates of proved reserves are based on the quantities of oil and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production and timing of development expenditures, including many factors beyond the Fund’s control. The estimation process is very complex and relies on assumptions and subjective interpretations of available geologic, geophysical, engineering and production data and the accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geological interpretation, and judgment. In addition, as a result of volatility and changing market conditions, commodity prices and future development costs will change from period to period, causing estimates of proved reserves and future net revenues to change.  Estimates of proved reserves are key components of the Fund’s most significant financial estimates involving its rate for recording depletion and amortization.

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

Results of Operations

The following table summarizes the Fund’s results of operations for the years ended December 31, 2011 and 2010, and should be read in conjunction with the Fund’s financial statements and the notes thereto included within Item 8. “Financial Statements and Supplementary Data” in this Annual Report.

	Year ended December 31,
	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$334	$948
Expenses
Depletion and amortization	197	688
Impairment of oil and gas properties	(65)	2,985
Dry-hole costs	(62)	(3)
Operating expenses	128	553
General and administrative expenses	197	270
Total expenses	395	4,493
Loss from operations	(61)	(3,545)
Interest income	29	30
Net loss	$(32)	$(3,515)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the years ended December 31, 2011 and 2010.

	Year ended December 31,
	2011	2010
Number of wells producing	4	6
Total number of production days	867	1,436
Average mcfe per production day	56	120
Oil sales (in thousands of barrels)	1	2
Average oil price per barrel	$105	$78
Gas sales (in thousands of mcfs)	34	146
Average gas price per mcf	$4.11	$4.89

The decreases in production days, average production rate and oil and gas volumes were principally attributable to the number of productive wells.  One of the Fund’s wells was determined to be fully depleted during the second quarter 2011 and two of the Fund’s wells were determined to be fully depleted at December 31, 2010.   See Item 1. “Business” of this Annual Report under the heading “Properties” for more information.

Oil and Gas Revenue. Oil and gas revenue for the year ended December 31, 2011 was $0.3 million, a $0.6 million decrease from the year ended December 31, 2010.  The decrease is primarily attributable to decreased sales volumes.

Depletion and Amortization.  Depletion and amortization for the year ended December 31, 2011 was $0.2 million, a decrease of $0.5 million from the year ended December 31, 2010.  The decrease resulted primarily from a decrease in production volumes.

Impairment of Oil and Gas Properties.  During the year ended December 31, 2011, the Fund recorded credits to impairment of oil and gas properties totaling $0.1 million, which were primarily attributable to revisions to cost estimates for fully depleted wells.  During the year ended December 31, 2010, the Fund recorded impairment of oil and gas properties totaling $3.0 million, which were attributable to revisions in reserve estimates related to East Cameron 299, West Cameron 556, and South Marsh Island 111 and adjustments to asset retirement obligations for fully depleted wells.  At December 31, 2010, the Fund’s independent petroleum engineer determined that both the East Cameron 299 and West Cameron 556 wells were fully depleted.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  During the years ended December 31, 2011 and 2010, the Fund recorded credits to dry-hole costs of $62 thousand and $3 thousand, respectively.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.

	Year ended December 31,
	2011	2010
	(in thousands)
Lease operating expense	$82	$530
Geological costs	45	-
Accretion expense	4	9
Workover costs	(3)	14
	$128	$553

Lease operating expense was related to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $1.70 per mcfe during the year ended December 31, 2011 compared to $3.07 per mcfe during the year ended December 31, 2010.  Geological costs, relating to the Falcon Project, represent costs incurred to obtain seismic data, surveys, and lease rentals.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties. Workover costs include costs and credits attributable to East Cameron 299, representing costs to restore or stimulate production.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Year ended December 31,
	2011	2010
	(in thousands)
Accounting fees	$105	$121
Insurance expense	51	69
Management reimbursement and other	41	80
	$197	$270

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

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the year ended December 31, 2011 was $29 thousand, a $1 thousand decrease from the year ended December 31, 2010.

Capital Resources and Liquidity
Operating Cash Flows
Cash flows used in operating activities for the year ended December 31, 2011 were $0.3 million, primarily related to operating expenses paid of $0.4 million, general and administrative expenses paid of $0.2 million and settlements of asset retirement obligations of $0.1 million, partially offset by revenue received of $0.4 million.

Cash flows provided by operating activities for the year ended December 31, 2010 were $0.3 million, primarily related to revenue received of $1.1 million, partially offset by operating expenses paid of $0.5 million and general and administrative expenses of $0.3 million.

Investing Cash Flows
Cash flows provided by investing activities for the year ended December 31, 2011 were $15 thousand, primarily related net proceeds received from the salvage fund of $0.1 million, partially offset by capital expenditures for oil and gas properties of $0.1 million.

Cash flows used in investing activities for the year ended December 31, 2010 were $0.4 million, primarily related to capital expenditures for oil and gas properties, inclusive of advances.

Financing Cash Flows
There were no cash flows from financing activities for the year ended December 31, 2011.

Cash flows used in financing activities for the year ended December 31, 2010 were $0.4 million, related to shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of December 31, 2011, the Fund had committed to spend an additional $1.6 million related to its investment properties, principally all of which is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at December 31, 2011 and 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts. No contractual obligations exist at December 31, 2011 and 2010 other than those discussed in “Estimated Capital Expenditures” above.

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

Disclosure Controls and Procedures
Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Fund, management of the Fund and the Manager carried out an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2011.  Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Management of the Fund, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”) in Internal Control — Integrated Framework.  Based on their assessment using those criteria, management of the Fund concluded that, as of December 31, 2011, the Fund’s internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer of the Fund have concluded that there have not been any changes in the Fund’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund has engaged Ridgewood Energy as the Manager.  The Manager has very broad authority, including the authority to appoint the executive officers of the Fund.  Executive officers of Ridgewood Energy and the Fund and their ages at December 31, 2011 are as follows:

Name, Age and Position with Registrant	Officer of Ridgewood Energy Corporation Since

Robert E. Swanson, 64 Chief Executive Officer	1982

Kenneth W. Lang, 57 President and Chief Operating Officer	2009

Kathleen P. McSherry, 46 Executive Vice President and Chief Financial Officer	2001

Robert L. Gold, 53 Executive Vice President	1987

Daniel V. Gulino, 51 Senior Vice President and General Counsel	2003

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

Robert E. Swanson has served as the Chairman, Chief Executive Officer, and controlling shareholder of Ridgewood Energy since its inception and is the Chairman of the Investment Committee.  Mr. Swanson is also the Chairman of Ridgewood Capital Management, LLC, and President of Ridgewood Securities Corporation, affiliates of Ridgewood Energy.  Mr. Swanson is an inactive member of the New York and New Jersey State Bars. He is a graduate of Amherst College and Fordham University Law School.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Fund’s executive officers and directors, and persons who own more than 10% of a registered class of the Fund’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Fund, the Fund believes that during the year ended December 31, 2011, all filing requirements applicable to its officers, directors and 10% beneficial owners were met.

ITEM 11.	EXECUTIVE COMPENSATION

The executive officers of the Fund do not receive compensation from the Fund. The Manager and its affiliates compensate the officers without additional payments by the Fund. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report for more information regarding Manager compensation and payments to affiliated entities.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Percentage of beneficial ownership is based on 480.7046 shares outstanding at March 1, 2012.  No officer of the Manager or the Fund owns any of the Shares and no person owns more than 5% of the Shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with the LLC Agreement, the Manager is entitled to an annual management fee equal to 2.5% of the total shareholder capital. During 2005, the Manager waived its management fee for the remaining life of the Fund.   Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, which are included in general and administrative expenses, totaled $40 thousand and $80 thousand for the years ended December 31, 2011 and 2010, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

None of the amounts paid to the Manager have been derived as a result of arm’s length negotiations.

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

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services rendered by Deloitte & Touche LLP for the years ended December 31, 2011 and 2010.

	Year ended December 31,
	2011	2010
	(in thousands)
Audit fees (1)	$80	$90

(1)	Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

See “Index to Financial Statements” set forth on page F-1.

(a) (2)	Financial Statement Schedules

None.

(a) (3)

EXHIBIT NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

3.1	Certificate of Formation of Ridgewood Energy K Fund, LLC dated March 1, 2004	Incorporated by reference to the Fund's Form 10 filed on April 29, 2005

3.2	Limited Liability Company Agreement between Ridgewood Energy Corporation and Investors of Ridgewood Energy K Fund, LLC dated April 1, 2004	Incorporated by reference to the Fund's Form 10 filed on April 29, 2005

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

31.2	Certification of Kathleen P. McSherry, Executive Vice President and Chief Financial Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

32
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Executive Vice President and Chief Financial Officer of the Fund.
Filed herewith

99	Report of Ryder Scott Company, L.P.	Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

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

RIDGEWOOD ENERGY K FUND, LLC

Date: March 1, 2012	By:	/s/ ROBERT E. SWANSON
Robert E. Swanson
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ROBERT E. SWANSON	Chief Executive Officer (Principal Executive Officer)	March 1, 2012
Robert E. Swanson

/s/ KATHLEEN P. MCSHERRY	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2012
Kathleen P. McSherry

RIDGEWOOD ENERGY CORPORATION

/s/ ROBERT E. SWANSON	Chief Executive Officer of the Manager	March 1, 2012
Robert E. Swanson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Manager of Ridgewood Energy K Fund, LLC:

We have audited the accompanying balance sheets of Ridgewood Energy K Fund, LLC (the “Fund”) as of December 31, 2011 and 2010, and the related statements of operations, changes in members' capital, and cash flows for the years ended December 31, 2011 and 2010.  These financial statements are the responsibility of the Fund's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ridgewood Energy K Fund, LLC as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

March 1, 2012

RIDGEWOOD ENERGY K FUND, LLC
BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,014	$2,311
Salvage fund	305	-
Production receivable	35	57
Other current assets	41	28
Total current assets	2,395	2,396
Salvage fund	793	1,215
Oil and gas properties:
Advances to operators for working interests and expenditures	-	67
Unproved properties	2	-
Proved properties	4,634	4,381
Less: accumulated depletion and amortization	(2,438)	(2,241)
Total oil and gas properties, net	2,198	2,207
Total assets	$5,386	$5,818

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Accrued expenses	$154	$473
Asset retirement obligations	305	152
Total current liabilities	459	625
Asset retirement obligations	231	436
Other liabilities	-	29
Total liabilities	690	1,090

Commitments and contingencies (Note 5)
Members' capital:
Manager:
Distributions	(290)	(290)
Retained earnings	1,145	1,137
Manager's total	855	847
Shareholders:
Capital contributions (534 shares authorized; 480.7046 issued and outstanding)	70,860	70,860
Syndication costs	(7,775)	(7,775)
Distributions	(12,442)	(12,442)
Accumulated deficit	(46,802)	(46,762)
Shareholders' total	3,841	3,881
Total members' capital	4,696	4,728
Total liabilities and members' capital	$5,386	$5,818

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY K FUND, LLC
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2011	2010
Revenue
Oil and gas revenue	$334	$948

Expenses
Depletion and amortization	197	688
Impairment of oil and gas properties	(65)	2,985
Dry-hole costs	(62)	(3)
Operating expenses	128	553
General and administrative expenses	197	270
Total expenses	395	4,493
Loss from operations	(61)	(3,545)
Interest income	29	30
Net loss	$(32)	$(3,515)

Manager Interest
Net income (loss)	$8	$(16)

Shareholder Interest
Net loss	$(40)	$(3,499)
Net loss per share	$(82)	$(7,279)

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY K FUND, LLC
STATEMENTS OF CHANGES IN MEMBERS' CAPITAL
(in thousands, except share data)

	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2009	480.7046	$863	$7,824	$8,687
Net loss	-	(16)	(3,499)	(3,515)
Distributions	-	-	(444)	(444)
Balances, December 31, 2010	480.7046	847	3,881	4,728
Net income (loss)	-	8	(40)	(32)
Balances, December 31, 2011	480.7046	$855	$3,841	$4,696

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY K FUND, LLC
STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2011	2010

Cash flows from operating activities
Net loss	$(32)	$(3,515)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depletion and amortization	197	688
Impairment of oil and gas properties	(65)	2,985
Dry-hole costs	(62)	(3)
Accretion expense	4	9
Changes in assets and liabilities:
Decrease in production receivable	22	152
Decrease (increase) in other current assets	7	(2)
(Decrease) increase in accrued expenses and other liabilities	(258)	22
Settlements of asset retirement obligations	(125)	-
Net cash (used in) provided by operating activities	(312)	336

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(67)
Capital expenditures for oil and gas properties	(102)	(274)
Proceeds from (investments in) salvage fund, net	117	(26)
Net cash provided by (used in) investing activities	15	(367)

Cash flows from financing activities
Distributions	-	(444)
Net cash used in financing activities	-	(444)

Net decrease in cash and cash equivalents	(297)	(475)
Cash and cash equivalents, beginning of year	2,311	2,786
Cash and cash equivalents, end of year	$2,014	$2,311

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$67	$-

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At December 31, 2011, the Fund’s bank balances exceeded federally insured limits by $1.4 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At December 31, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.1 million, which matured in February 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value. For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund's portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized.  Costs of drilling and equipping productive wells and related production facilities are capitalized.  Exploratory costs are capitalized pending determination of whether proved reserves have been found.  If proved commercial reserves are not found, exploratory drilling costs are expensed as dry-hole costs.  Annual lease rentals and exploration expenses are expensed as incurred.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the years ended December 31, 2011 and 2010.
	2011	2010
	(in thousands)
Balance, beginning of year	$588	$478
Liabilities incurred	-	101
Liabilities settled	(125)	-
Accretion expense	4	9
Revisions in estimated cash flows	69	-
Balance, end of year	$536	$588

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

During the year ended December 31, 2011, the Fund recorded credits to impairment of oil and gas properties totaling $0.1 million, which were primarily attributable to revisions to cost estimates for fully depleted wells.  During the year ended December 31, 2010, the Fund recorded impairment of oil and gas properties totaling $3.0 million, which were attributable to revisions in reserve estimates related to East Cameron 299, West Cameron 556, and South Marsh Island 111 and adjustments to asset retirement obligations for fully depleted wells.  At December 31, 2010, the Fund’s independent petroleum engineer determined that both the East Cameron 299 and West Cameron 556 wells were fully depleted.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs and related facilities.  The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs.

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

2.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At December 31, 2011, the Fund had no projects with capitalized exploratory well costs in excess of one year.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.   During the years ended December 31, 2011 and 2010, the Fund recorded credits to dry-hole costs of $62 thousand and $3 thousand, respectively.

3.  Related Parties

In accordance with the LLC Agreement, the Manager is entitled to an annual management fee equal to 2.5% of the total shareholder capital. During 2005, the Manager waived its management fee for the remaining life of the Fund.   Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, which are included in general and administrative expenses, totaled $40 thousand and $80 thousand for the years ended December 31, 2011 and 2010, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

None of the amounts paid to the Manager have been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

4.  Fair Value Measurements

At December 31, 2011 and 2010, cash and cash equivalents, salvage fund, production receivable, accrued expenses and other liabilities approximate fair value.

5.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of December 31, 2011, the Fund had committed to spend an additional $1.6 million related to its investment properties, principally all of which is expected to be spent during the next twelve months.  Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At December 31, 2011 and  2010, there were no known environmental contingencies that required the Fund to record a liability.

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

Table I - Capitalized Costs Relating to Oil and Gas Producing Activities
	December 31,
	2011	2010
	(in thousands)
Advances to operators for working interests and expenditures	$-	$67
Unproved properties	2	-
Proved properties	4,634	4,381
Total oil and gas properties	4,636	4,448
Accumulated depletion and amortization	(2,438)	(2,241)
Oil and gas properties, net	$2,198	$2,207

Table II - Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development

	Year ended December 31,
	2011	2010
	(in thousands)
Exploration costs	$(15)	$69
Development costs	213	291
	$198	$360

Table III - Reserve Quantity Information

Oil and gas reserves of the Fund have been estimated by an independent petroleum engineer, Ryder Scott Company, L.P. at December 31, 2011 and 2010.  These reserve disclosures have been prepared in compliance with the Securities and Exchange Commission rules.  Due to inherent uncertainties and the limited nature of recovery data, estimates of reserve information are subject to change as additional information becomes available.

	December 31, 2011		December 31, 2010
	United States
	Oil (BBLS)	Gas (MCF)	Oil (BBLS)	Gas (MCF)

Proved developed and undeveloped reserves:
Beginning of year	24,671	425,050	33,855	979,499
Revisions of previous estimates (a)	(6,270)	(47,269)	(7,335)	(392,358)
Production	(1,460)	(39,892)	(1,849)	(162,091)
End of year	16,941	337,889	24,671	425,050

Proved developed reserves:
Beginning of year	24,671	425,050	33,455	899,437
End of year	16,941	337,889	24,671	425,050

Proved undeveloped reserves:
Beginning of year	-	-	400	80,062
End of year	-	-	-	-

(a) Revisions of previous estimates were primarily attributable to revisions due to well performance coupled with the determinations that one of the Fund's wells was fully depleted during 2011 and two of the Fund's wells were fully depleted at December 31, 2010.

Table IV - Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

Summarized in the following table is information for the Fund with respect to the standardized measure of discounted future net cash flows relating to proved oil and gas reserves.  At December 31, 2011 and 2010, future cash inflows were determined based on average first-of-the-month prices for the prior twelve-month period.  Future production and development costs are derived based on current costs assuming continuation of existing economic conditions.

	December 31,
	2011	2010
	(in thousands)
Future cash inflows	$3,532	$3,981
Future production costs	(590)	(880)
Future development costs	(911)	(1,142)
Future net cash flows	2,031	1,959
10% annual discount for estimated timing of cash flows	(297)	(348)
Standardized measure of discounted future net cash flows	$1,734	$1,611

Table V - Changes in the Standardized Measure for Discounted Cash Flows

The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs.

	Year ended December 31,
	2011	2010
	(in thousands)
Net change in sales and transfer prices and in production costs related to future production	$424	$416
Sales and transfers of oil and gas produced during the period	(252)	(418)
Changes in estimated future development costs	231	(334)
Net change due to revisions in quantities estimates	(555)	(1,247)
Accretion of discount	161	323
Other	114	(355)
Aggregate change in the standardized measure of discounted future net cash flows for the year	$123	$(1,615)

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