Form 10-Q
period 2012-03-31
RIDGEWOOD ENERGY K FUND LLC
filed 2012-05-07
CIK 1285480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to __________________

Commission File Number: 000-51266

RIDGEWOOD ENERGY K FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware	68-0580588
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐         No  ☒

As of May 7, 2012 the Fund had 480.7046 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)
	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$2,058	$2,014
Salvage fund	305	305
Production receivable	61	35
Other current assets	13	41
Total current assets	2,437	2,395
Salvage fund	798	793
Oil and gas properties:
Unproved properties	-	2
Proved properties	4,632	4,634
Less: accumulated depletion and amortization	(2,527)	(2,438)
Total oil and gas properties, net	2,105	2,198
Total assets	$5,340	$5,386

Liabilities and Members' Capital
Current liabilities:
Accrued expenses	$112	$154
Asset retirement obligations	305	305
Total current liabilities	417	459
Asset retirement obligations	231	231
Total liabilities	648	690
Commitments and contingencies (Note 5)
Members' capital:
Manager:
Distributions	(290)	(290)
Retained earnings	1,151	1,145
Manager's total	861	855
Shareholders:
Capital contributions (534 shares authorized;
480.7046 issued and outstanding)	70,860	70,860
Syndication costs	(7,775)	(7,775)
Distributions	(12,442)	(12,442)
Accumulated deficit	(46,812)	(46,802)
Shareholders' total	3,831	3,841
Total members' capital	4,692	4,696
Total liabilities and members' capital	$5,340	$5,386

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2012	2011
Revenue
Oil and gas revenue	$122	$95

Expenses
Depletion and amortization	89	45
Dry-hole costs	(34)	-
Operating expenses	31	23
General and administrative expenses	45	49
Total expenses	131	117
Loss from operations	(9)	(22)
Interest income	5	7
Net loss	$(4)	$(15)

Manager Interest
Net income	$6	$3

Shareholder Interest
Net loss	$(10)	$(18)
Net loss per share	$(22)	$(37)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(4)	$(15)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depletion and amortization	89	45
Dry-hole costs	(34)	-
Changes in assets and liabilities:
Increase in production receivable	(26)	(11)
Decrease in other current assets	28	12
Decrease in accrued expenses	(8)	(93)
Net cash provided by (used in) operating activities	45	(62)

Cash flows from investing activities
Credits (expenditures) for capital investment properties	4	(2)
Interest reinvested in salvage fund	(5)	(7)
Net cash used in investing activities	(1)	(9)

Net increase (decrease) in cash and cash equivalents	44	(71)
Cash and cash equivalents, beginning of period	2,014	2,311
Cash and cash equivalents, end of period	$2,058	$2,240

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$67

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions in which the investments are made. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 3 and 5.

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2011 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to the fair value of financial instruments, property balances, determination of proved reserves, impairments and asset retirement obligations. Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At March 31, 2012, the Fund’s bank balances exceeded federally insured limits by $1.4 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At March 31, 2012, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $0.3 million, which mature in July 2012. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  Additionally, at March 31, 2012, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that are classified as available-for-sale of $0.7 million, which mature in January 2042. Available-for-sale securities are carried in the financial statements at fair value.  At March 31, 2012, there was no unrealized gain or loss related to the Fund’s available-for-sale investments.  The Fund had no investments in available-for-sale securities at December 31, 2011.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income. Interest earned on the account will become part of the salvage fund. There are no restrictions on withdrawals from the salvage fund.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

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

Revenue Recognition and Imbalances
Oil and gas revenues are recognized when oil and gas is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. The Fund uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the underproduced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production.

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

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs, development costs and related facilities. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs.

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

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At March 31, 2012, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs. The Fund recorded credits to dry-hole costs of $34 thousand during the three months ended March 31, 2012.  The Fund had no dry-hole costs during the three months ended March 31, 2011.

3.	Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services for which the Manager is entitled to an annual management fee equal to 2.5% of the total shareholder capital. During 2005, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations. Such costs, which are included in general and administrative expenses, totaled $10 thousand for each of the three months ended March 31, 2012 and 2011.

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

At March 31, 2012 and December 31, 2011, cash and cash equivalents, salvage fund, production receivable, and accrued expenses approximate fair value. At March 31, 2012, the fair value of the Fund’s mortgage-backed securities were recorded based on Level 2 inputs, as such instruments trade in over-the-counter markets.

5.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2012, the Fund had committed to spend an additional $1.6 million related to its investment properties, principally all of which is expected to be spent during the next twelve months.  Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision. In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed. At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At March 31, 2012 and December 31, 2011, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2011 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on March 1, 2004 to primarily acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the Fund’s limited liability company agreement (the “LLC Agreement”).

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) is the Manager, and as such, has direct and exclusive control over the management of the Fund’s operations.  The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects.  The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.

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

		Total Spent	Total
	Working	through	Fund
Lease Block	Interest	March 31, 2012	Budget	Status
		(in thousands)
Non-producing Properties
Falcon Project	4.50%	$ -	$ 1,258	Acquired interest in July 2011. Drilling commenced in April 2012. Results expected in May 2012.
Producing Properties
South Marsh Island 111	3.75%	$ 1,182	$ 1,186	Production commenced in 2009. Minor recompletion is planned for 2013 at an estimated cost of $4 thousand.
West Cameron 76 A-1	11.24%	$ 1,781	$ 2,129	Production commenced in 2007. Recompletion efforts to access behind the pipe reserves are planned for 2012 at an estimated cost of $0.3 million.
West Delta 68	3.75%	$ 888	$ 892	Production commenced in 2008. Recompletion planned for 2014 at an estimated cost of $4 thousand.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2012 and 2011, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended March 31,
	2012	2011
	(in thousands)
Revenue
Oil and gas revenue	$122	$95

Expenses
Depletion and amortization	89	45
Dry-hole costs	(34)	-
Operating expenses	31	23
General and administrative expenses	45	49
Total expenses	131	117
Loss from operations	(9)	(22)
Interest income	5	7
Net loss	$(4)	$(15)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012	2011
Number of wells producing	3	4
Total number of production days	241	183
Average mcfe per production day	93	66
Oil sales (in barrels)	510	500
Average oil price per barrel	$113	$97
Gas sales (in thousands of mcfs)	16	9
Average gas price per mcf	$2.45	$5.30

The increases in production days, average production rate and oil and gas sales volumes were principally attributable to a decrease in the number of non-productive days related to maintenance activities.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended March 31, 2012 was $122 thousand, a $27 thousand increase from the three months ended March 31, 2011.  The increase is principally attributable to increased sales volume, partially offset by the impact of decreased gas prices.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2012 was $89 thousand, an increase of $44 thousand from the three months ended March 31, 2011.  The increase resulted primarily from an increase in production volumes.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund recorded credits to dry-hole costs of $34 thousand during the three months ended March 31, 2012.  The Fund had no dry-hole costs during the three months ended March 31, 2011.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells. During the three months ended March 31, 2012 and 2011, operating expenses of $31 thousand and $23 thousand, respectively, related to lease operating expenses for the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $1.37 per mcfe during the three months ended March 31, 2012 compared to $1.93 per mcfe during the three months ended March 31, 2011.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2012	2011
	(in thousands)
Accounting fees	$26	$26
Management reimbursement	10	10
Insurance expense	9	13
	$45	$49

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

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities. Interest income for the three months ended March 31, 2012 was $5 thousand, a $2 thousand decrease from the three months ended March 31, 2011.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2012 were $45 thousand, primarily related to revenue received of $0.1 million, partially offset by operating expenses and general and administrative expenses paid totaling $0.1 million.

Cash flows used in operating activities for the three months ended March 31, 2011 were $0.1 million, primarily related to operating and general and administrative expenses paid totaling $0.2 million, partially offset by revenue received of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2012 were $1 thousand.

Cash flows used in investing activities for the three months ended March 31, 2011 were $9 thousand.

Financing Cash Flows
There were no cash flows from financing activities for the three months ended March 31, 2012 or 2011.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2012, the Fund had committed to spend an additional $1.6 million related to its investment properties, principally all of which is expected to be spent during the next twelve months.

When the Manager makes a decision to participate in an exploratory project, it assumes that the well will be successful and allocates enough capital to budget for the completion of that well and the additional development wells and infrastructure anticipated.  If an exploratory well is deemed a dry hole or if it is determined by the Manager to be un-economical, the capital allocated to the completion of that well and to the development of additional wells is then reallocated to a new project or used to make additional investments.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2012 and December 31, 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2012 and December 31, 2011 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.             CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2012.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIDGEWOOD ENERGY K FUND, LLC

Dated: May 7, 2012	By:	/s/	ROBERT E. SWANSON
		Name:	Robert E. Swanson
		Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2012	By:	/s/	KATHLEEN P. MCSHERRY
		Name:	Kathleen P. McSherry
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)