Form 10-Q
period 2012-06-30
RIDGEWOOD ENERGY K FUND LLC
filed 2012-08-02
CIK 1285480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of August 2, 2012 the Fund had 480.7046 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$1,240	$2,014
Salvage fund	421	305
Production receivable	78	35
Other current assets	2	41
Total current assets	1,741	2,395
Salvage fund	687	793
Oil and gas properties:
Unproved properties	-	2
Proved properties	4,633	4,634
Less: accumulated depletion and amortization	(2,597)	(2,438)
Total oil and gas properties, net	2,036	2,198
Total assets	$4,464	$5,386

Liabilities and Members' Capital
Current liabilities:
Accrued expenses	$330	$154
Asset retirement obligations	421	305
Total current liabilities	751	459
Asset retirement obligations	230	231
Total liabilities	981	690
Commitments and contingencies (Note 5)
Members' capital:
Manager:
Distributions	(290)	(290)
Retained earnings	1,140	1,145
Manager's total	850	855
Shareholders:
Capital contributions (534 shares authorized;
480.7046 issued and outstanding)	70,860	70,860
Syndication costs	(7,775)	(7,775)
Distributions	(12,442)	(12,442)
Accumulated deficit	(48,010)	(46,802)
Shareholders' total	2,633	3,841
Total members' capital	3,483	4,696
Total liabilities and members' capital	$4,464	$5,386

The accompanying notes are an integral part of these unaudited condensed financial statements.

 RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue
Oil and gas revenue	$121	$66	$243	$161

Expenses
Depletion and amortization	70	39	159	84
Dry-hole costs	1,153	111	1,119	111
Operating expenses	32	83	63	106
General and administrative expenses	80	60	125	109
Total expenses	1,335	293	1,466	410
Loss from operations	(1,214)	(227)	(1,223)	(249)
Interest income	5	8	10	15
Net loss	$(1,209)	$(219)	$(1,213)	$(234)

Manager Interest
Net loss	$(11)	$(13)	$(5)	$(10)

Shareholder Interest
Net loss	$(1,198)	$(206)	$(1,208)	$(224)
Net loss per share	$(2,493)	$(429)	$(2,515)	$(466)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY K FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(1,213)	$(234)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion and amortization	159	84
Dry-hole costs	1,119	111
Changes in assets and liabilities:
(Increase) decrease in production receivable	(43)	14
Decrease in other current assets	39	24
Decrease in accrued expenses	(77)	(100)
Net cash used in operating activities	(16)	(101)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(748)	(162)
Interest reinvested in salvage fund	(10)	(14)
Net cash used in investing activities	(758)	(176)

Net decrease in cash and cash equivalents	(774)	(277)
Cash and cash equivalents, beginning of period	2,014	2,311
Cash and cash equivalents, end of period	$1,240	$2,034

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$67

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At June 30, 2012, the Fund’s bank balances exceeded federally insured limits by $0.8 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At June 30, 2012, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $0.3 million, which matured in July 2012. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  Additionally, at June 30, 2012, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that are classified as available-for-sale of $0.7 million, which mature in January 2042. Available-for-sale securities are carried in the financial statements at fair value.  At June 30, 2012, there was no unrealized gain or loss related to the Fund’s available-for-sale investments.  The Fund had no investments in available-for-sale securities at December 31, 2011.

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

At June 30, 2012, amounts recorded in accrued expenses totaling $0.3 million related to capital expenditures for oil and gas properties.  There were no such amounts recorded at December 31, 2011.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. The following table presents changes in asset retirement obligations for the six months ended June 30, 2012 and the year ended December 31, 2011.

	2012	2011
	(in thousands)
Balance, beginning of period	$536	$588
Liabilities incurred	-	-
Liabilities settled	-	(125)
Accretion expense	-	4
Revisions in estimated cash flows	115	69
Balance, end of period	$651	$536

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

2.           Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At June 30, 2012, the Fund had no unproved properties.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs. Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
Project	2012	2011	2012	2011
	(in thousands)
Falcon Project	$1,056	$-	$1,056	$-
Other wells	97	111	63	111
	$1,153	$111	$1,119	$111

3.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services for which the Manager is entitled to an annual management fee equal to 2.5% of the total shareholder capital. During 2005, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations. Such costs, which are included in general and administrative expenses, totaled $10 thousand and $20 thousand for each of the three and six months ended June 30, 2012 and 2011, respectively.

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

4.           Fair Value Measurements

At June 30, 2012 and December 31, 2011, cash and cash equivalents, salvage fund, production receivable, and accrued expenses approximate fair value. At June 30, 2012, the fair value of the Fund’s mortgage-backed securities were recorded based on Level 2 inputs, as such instruments trade in over-the-counter markets.

5.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  The Fund has reached the end of its investment cycle. As of June 30, 2012, the Fund had committed to spend an additional $0.5 million related to its investment properties, principally all of which is expected to be spent during the next twelve months.  Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision. In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed. At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At June 30, 2012 and December 31, 2011, there were no known environmental contingencies that required the Fund to record a liability.

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

6.           Subsequent Events

Falcon Project
In July 2011, the Fund acquired a 4.5% working interest in the exploratory well Falcon Project.  This project began drilling in April 2012 and was determined to be an unsuccessful well, or dry hole, in July 2012. For the three and six months ended June 30, 2012, dry-hole costs related to this well were $1.1 million. Additional dry-hole costs of $0.1 million, inclusive of plug and abandonment expenses, were incurred during the third quarter 2012.

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

Subsequent Event

Falcon Project
In July 2011, the Fund acquired a 4.5% working interest in the exploratory well Falcon Project.  This project began drilling in April 2012 and was determined to be an unsuccessful well, or dry hole, in July 2012. For the three and six months ended June 30, 2012, dry-hole costs related to this well were $1.1 million. Additional dry-hole costs of $0.1 million, inclusive of plug and abandonment expenses, were incurred during the third quarter 2012.

Business Update

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table.

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2012	Budget	Status
		(in thousands)
Producing Properties
South Marsh Island 111	3.75%	$1,184	$1,184	Production commenced in 2009. Well underwent a recompletion during second quarter 2012 at a cost of $2 thousand.
West Cameron 76 A-1	11.24%	$1,781	$2,129	Production commenced in 2007. Recompletion efforts to access behind the pipe reserves are planned for 2012 at an estimated cost of $0.3 million.

West Delta 68	3.75%	$888	$892	Production commenced in 2008. Recompletion planned for 2014 at an estimated cost of $4 thousand.
Dry Hole
Falcon Project	4.50%	$1,056	$1,202	Acquired interest in July 2011. Drilling commenced in April 2012. Well determined to be a dry hole in July 2012.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2012 and 2011, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Revenue
Oil and gas revenue	$121	$66	$243	$161

Expenses
Depletion and amortization	70	39	159	84
Dry-hole costs	1,153	111	1,119	111
Operating expenses	32	83	63	106
General and administrative expenses	80	60	125	109
Total expenses	1,335	293	1,466	410
Loss from operations	(1,214)	(227)	(1,223)	(249)
Interest income	5	8	10	15
Net loss	$(1,209)	$(219)	$(1,213)	$(234)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Number of wells producing	3	3	3	4
Total number of production days	234	227	476	410
Average mcfe per production day	89	44	89	57
Oil sales (in barrels)	315	191	790	656
Average oil price per barrel	$110	$112	$111	$101
Gas sales (in thousands of mcfs)	16	8	32	17
Average gas price per mcf	$2.26	$4.57	$2.28	$4.46

The increases in production days, average production rates and oil and gas sales volumes were principally attributable to a decrease in the number of non-productive days related to maintenance activities.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2012 was $121 thousand, a $55 thousand increase from the three months ended June 30, 2011.  The increase is attributable to increased sales volume partially offset by the decrease in average prices.

Oil and gas revenue for the six months ended June 30, 2012 was $243 thousand, an $82 thousand increase from the six months ended June 30, 2011.  The increase is attributable to increased sales volume, partially offset by the impact of the change in average prices.

See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2012 was $70 thousand and $159 thousand, respectively, an increase of $31 thousand and $75 thousand from the three and six months ended June 30, 2011, respectively. The increases resulted primarily from increased production volumes.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
Project	2012	2011	2012	2011
	(in thousands)
Falcon Project	$1,056	$-	$1,056	$-
Other wells	97	111	63	111
	$1,153	$111	$1,119	$111

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Lease operating expense	$27	$83	$58	$106
Workover expense	5	-	5	-
	$32	$83	$63	$106

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $1.31 per mcfe and $1.36 per mcfe during the three and six months ended June 30, 2012, respectively, compared to $8.40 per mcfe and $4.56 per mcfe during the three and six months ended June 30, 2011, respectively.  Workover expense, which was related to West Delta 68, represents costs to restore or stimulate production of existing reserves.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Accounting fees	$40	$29	$66	$55
Insurance expense	30	19	39	32
Management reimbursement and other	10	12	20	22
	$80	$60	$125	$109

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

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities. Interest income was $5 thousand and $10 thousand for the three and six months ended June 30, 2012, respectively, a decrease of $3 thousand and $5 thousand from the three and six months ended June 30, 2011, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the six months ended June 30, 2012 were $16 thousand, primarily related to general and administrative expenses paid of $0.1 million and operating expenses paid of $0.1 million, partially offset by revenue received of $0.2 million.

Cash flows used in operating activities for the six months ended June 30, 2011 were $0.1 million, primarily related to operating expenses paid of $0.2 million coupled with general and administrative expenses of $0.1 million, partially offset by revenue received of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2012 were $0.8 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the six months ended June 30, 2011 were $0.2 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
There were no cash flows from financing activities for the six months ended June 30, 2012 or 2011.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2012, the Fund had committed to spend an additional $0.5 million related to its investment properties, principally all of which is expected to be spent during the next twelve months.

Capital expenditures for investment properties were funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain. The number of projects in which the Fund can invest was limited, and each unsuccessful project the Fund experienced reduced its ability to generate revenue and exhausted its capital.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of capital expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom.  The Fund has reached the end of its investment cycle.  Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision. In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed. At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2012 and December 31, 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2012 and December 31, 2011 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                 CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2012.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
Fund and Kathleen P. McSherry, Executive Vice President and
Chief Financial Officer of the Fund
Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extention Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

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

RIDGEWOOD ENERGY K FUND, LLC
Dated:	August 2, 2012	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 2, 2012	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)